Form 10-Q
period 2025-06-30
Vertical Data Inc.
filed 2025-08-28
CIK 2033264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

333-284187

(Commission File Number)

VERTICAL DATA INC.
(Exact name of registrant as specified in its charter)

Nevada	99-2841705
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1980 Festival Plaza Drive Suite 300 Las Vegas, NV	89135
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (888) 462-3453

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 27, 2025, there were 41,193,052 shares of the registrant’s common stock outstanding.

TABLE OF CONTENTS

		Page

Cautionary Note Concerning Forward-Looking Statements		3

PART I. FINANCIAL INFORMATION		F-1

ITEM 1.	Financial Statements	F-1

	Balance Sheets as of June 30, 2025 (unaudited) and September 30, 2024	F-2

	Unaudited Statements of Operations for the Three and Nine Months Ended June 30, 2025 and the period of May 3, 2024 (Inception) through June 30, 2024	F-3

	Unaudited Statements of Changes in Shareholder’s Deficit For the Nine Months Ended June 30, 2025 and the period of May 3, 2024 (Inception) through June 30, 2024	F-4

	Unaudited Statements of Cash Flows for the Nine Months Ended June 30, 2025 and the period of May 3, 2024 (Inception) through June 30, 2024	F-5

	Notes to Consolidated Financial Statements (unaudited)	F-6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	7

ITEM 4.	Controls and Procedures	7

PART II. OTHER INFORMATION		8

ITEM 1.	Legal Proceedings	8

ITEM 1A.	Risk Factors	8

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8

ITEM 3.	Defaults Upon Senior Securities	8

ITEM 4.	Mine Safety Disclosures	8

ITEM 5.	Other Information	8

ITEM 6.	Exhibits	9

SIGNATURES		10

2

Cautionary Note Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements”. These forward-looking statements, including without limitation forward-looking statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” involve risks and uncertainties. Any statements contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements include, without limitation, statements as to our future operating results; plans for the marketing of our services; future economic conditions; the effect of our market and product development efforts; and expectations or plans relating to the implementation or realization of our strategic goals and future growth, including through potential future acquisitions. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, use of cash and other measures of financial performance, as well as statements relating to future dividend payments. Other forward-looking statements may be identified through the use of words such as “believes,” “anticipates,” “may,” “should,” “will,” “plans,” “projects,” “expects,” “expectations,” “estimates,” “predicts,” “targets,” “forecasts,” “strategy,” and other words of similar meaning in connection with the discussion of future operating or financial performance. These statements are based on current expectations, estimates and projections about the industries in which we operate, and the beliefs and assumptions made by management. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances that are difficult to predict. Accordingly, the Company’s actual results may differ materially from those contemplated by the forward-looking statements. Investors, therefore, are cautioned against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance.

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VERTICAL DATA INC.

INDEX TO UNAUDITED INTERIM FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2025

Unaudited Financial Statements	PAGE

Balance Sheets as of June 30, 2025 (unaudited) and September 30, 2024	F-2

Unaudited Statements of Operations for the Three and Nine Months Ended June 30, 2025 and the period of May 3, 2024 (Inception) through June 30, 2024	F-3

Unaudited Statements of Changes in Shareholder’s Deficit For the Nine Months Ended June 30, 2025 and the period of May 3, 2024 (Inception) through June 30, 2024	F-4

Unaudited Statement of Cash Flows for the Nine Months Ended June 30, 2025 and the period of May 3, 2024 (Inception) through June 30, 2024	F-5

Notes to Unaudited Financial Statements	F-6

F-1

VERTICAL DATA INC.

BALANCE SHEETS

(UNAUDITED AS OF JUNE 30, 2025 AND AUDITED AS OF SEPTEMBER 30, 2024)

	June 30,	September 30,
	2025	2024
ASSETS
Current assets:
Cash	$736,646	$427,722
Other current assets	-	664,000
Prepaid expenses	176,437	29,989
Total current assets	913,083	1,121,711

Property and equipment, net	1,548	1,329

Total assets	914,631	1,123,040

LIABILITIES AND EQUITY
Current liabilities:
Accrued liabilities	$7,840	$143,115
Other Current Liabilities	4,630	224,000
Total current liabilities	12,470	367,115
Total liabilities	12,470	367,115

Equity:
Common stock, $ 0.0001 par value, 100,000,000 shares authorized; 41,193,052 and 38,397,052 shares issued and outstanding at June 30, 2025 and September 30, 2024, respectively.	4,119	3,839
Additional paid in capital	4,289,180	1,102,685
Accumulated deficit	(3,391,138)	(350,599)
Total equity (deficit)	902,161	755,925

Total liabilities and equity	$914,631	$1,123,040

The accompanying notes are an integral part of these unaudited financial statements.

F-2

VERTICAL DATA INC.

UNAUDITED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended	May 3, 2024 (Inception)	Nine Months Ended
	June 30, 2025	Through June 30, 2024	June 30, 2025(1)

Revenue	$-	$3,949,100	$3,666,000
Cost of revenue	-	3,733,000	3,598,000
Gross profit	-	216,100	68,000

Operating expenses:
General and administrative	798,085	261,243	3,108,539
Total operating expenses	798,085	261,243	3,108,539

Loss from operations	(798,085)	(45,143)	(3,040,539)

Net (loss) income	$(798,085)	$(45,143)	$(3,040,539)

Earnings (loss) per common share:
Basic and diluted	$(0.02)	$(0.00)	$(0.08)

Weighted average common shares outstanding:
Basic and diluted	41,193,052	36,503,000	40,380,437

(1)	The Company was incepted May 3, 2024 and therefore the prior period information may not be comparable

The accompanying notes are an integral part of these financial statements.

F-3

VERTICAL DATA INC.

UNAUDITED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock			Accumulated
	# of Shares	Amount	APIC	Deficit	Total

Inception as of May 3, 2024	-	$-	$-	$-	$-
Issuance of founders shares	36,503,000	3,650	(3,064)	-	586
Net loss	-	-	-	(45,143)	(45,143)
June 30, 2024	36,503,000	$3,650	$(3,064)	$(45,143)	$(44,557)

September 30, 2024	38,397,052	3,839	1,102,685	(350,599)	755,925
Issuance of common stock	2,186,000	219	1,093,181	-	1,093,400
Stock-based compensation	-	-	464,118	-	464,118
Net loss	-	-	-	(837,458)	(837,458)
December 31, 2024	40,583,052	4,058	2,659,984	(1,188,057)	1,475,985
Issuance of common stock	610,000	61	304,939	-	305,000
Stock-based compensation	-	-	980,614	-	980,614
Net loss	-	-	-	(1,404,996)	(1,404,996)
March 31, 2025	41,193,052	4,119	3,945,537	(2,593,053)	1,356,603
Stock-based compensation	-	-	343,643	-	343,643
Net loss	-	-	-	(798,085)	(798,085)
June 30, 2025	41,193,052	4,119	4,289,180	(3,391,138)	902,161

The accompanying notes are an integral part of these unaudited financial statements.

F-4

VERTICAL DATA INC.

UNAUDITED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended June 30, 2025 (1)	May 3, 2024 (Inception) Through June 30, 2024

Cash flows from operating activities:
Net (loss) income	(3,040,539)	(45,143)
Adjustments to reconcile net (loss) income to net cash used in operating activities
Stock based compensation	1,788,375	-
Depreciation expense	240	-
Changes in assets and liabilities:
Prepaid expenses	(146,448)	-
Inventory	-	(1,744,000)
Other current assets	664,000	-
Accounts payable	-	2,210,000
Accrued liabilities	(135,275)	45,677
Other current liabilities	(219,370)	-
Net cash from (used) in operating activities	(1,089,017)	466,534

Cash flows from investing activities:
Purchase of property and equipment	(459)	-
Net cash used in investing activities	(459)	-

Cash flows from financing activities:
Sale of common stock, net of fees and costs	1,398,400	-
Cash received from issuance of founder shares	-	586
Net cash provided by financing activities	1,398,400	586

Net change in cash and cash equivalents	308,924	467,120

Cash and cash equivalents, beginning of period	427,722	-

Cash and cash equivalents, end of period	736,646	467,120

(1)	The Company was incepted May 3, 2024 and therefore the prior period information may not be comparable

The accompanying notes are an integral part of these unaudited financial statements.

F-5

VERTICAL DATA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

Vertical Data Inc. (the “Company”) was incorporated in Nevada on May 3, 2024 and has a fiscal year-end of September 30. The Company’s current service to its customers is comprised solely of the sale of artificial intelligence related hardware. The Company plans to expand its service offerings in the future to include technology consulting, design and engineering, project management, systems integration, system installation and facilities management. The Company’s corporate office is located in Las Vegas, Nevada.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING STANDARDS

The accompanying notes to the Company’s unaudited interim financial statements have been prepared in accordance with the requirements of ASC 270, Interim Reporting and Article 8 of Regulation S-X. To that extent, footnote disclosure which would substantially duplicate the disclosure contained in the Company’s latest audited financial statements has been omitted.

In the opinion of management, these unaudited interim consolidated financial statements include all adjustments and accruals, consisting only of normal, recurring adjustments that are necessary for a fair statement of the results of all interim periods reported herein. The results of the interim periods are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

Basis of Presentation

The accompanying financial statements have been prepared using the accrual basis of accounting in accordance with generally accepted accounting principles (“GAAP”) promulgated in the United States of America. The financial statements include Vertical Data Inc. as of and for the three and nine months ended June 30, 2025 and the period of May 3, 2024, the Company’s inception, through June 30, 2024. The Company’s fiscal year-end is September 30.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable, the results of which form the basis for the amounts recorded in the financial statements.

Going Concern

Pursuant to the guidance in ASC 205-40 Going Concern, for each annual and interim reporting period an entity’s management must evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. To that extent, the Company incurred a net loss of approximately $0.8 million and $3.0 million during the three and nine months ended June 30, 2025, respectively. Further, the Company had cash on hand of approximately $0.7 million as of June 30, 2025. Based on the above, the Company determined that there was substantial doubt about its ability to continue as a going concern. The Company hopes to mitigate the substantial doubt through its future capital raises and operating income.

F-6

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by the Financial Accounting Standards Board (“FASB”) that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

3. OTHER CURRENT ASSETS

Other current assets consisted of the following:

	June 30, 2025	September 30, 2024
Refunds due from suppliers	$-	$664,000
Total other current assets	$-	$664,000

4. PREPAID EXPENSES

Prepaid expenses consisted of the following:

	June 30, 2025	September 30, 2024
Prepaid legal fees	$20,268	$25,000
Prepaid commissions	149,949	4,989
Other	6,220	-
Prepaid expenses	$176,437	$29,989

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

Description	June 30, 2025	September 30, 2024
Tools, machinery, and equipment	$1,811	$1,352
Less – accumulated depreciation	(263)	(23)
Total property and equipment, net	$1,548	$1,329

Total depreciation expense was $90 and $240 for three and nine months ended June 30, 2025.

6. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	June 30, 2025	September 30, 2024
Wages accrual	$2,960	$99,400
Expenses accrual	-	32,385
Payroll tax accrual	-	2,400
Credit card accrual	4,880	8,930
Total accrued liabilities	$7,840	$143,115

F-7

7. OTHER CURRENT LIABILITIES

As of September 30, 2024, other current liabilities consisted of a customer deposit received during the period for which the order was subsequently cancelled. Refund of the amount occurred during the nine months ended June 30, 2025. There were no other current liabilities as of June 30, 2025.

	June 30, 2025	September 30, 2024
Customer deposit	4,630	224,000
Total other current liabilities	$4,630	$224,000

8. STOCKHOLDERS’ EQUITY

Upon formation, the authorized capital of the Company was 100,000,000 shares consisting of 100,000,000 shares of common stock, par value $0.0001.

Common Stock

The Company’s common shares do not include any dividend or liquidation preferences, participation rights, call prices or unusual voting rights.

Common Stock Issuances

Subsequent to our formation, the Company issued 36,503,000 founder shares to various individuals at par value. In accordance with Rule 5-02.30 of Regulation S-X and SAB Topic 4.E, the Company recognized the corresponding receivable for the issued shares, other than $586 in proceeds received as of the balance sheet date, as a deduction from equity.

During the nine months ended June 30, 2025, the Company sold 2,796,000 shares of Company stock in an unregistered offering for net proceeds of $1,398,400.

9. SUBSEQUENT EVENTS

In accordance with ASC 855 Subsequent Events, the Company has evaluated events and transactions subsequent to June 30, 2025 through the date these financial statements were issued. There are no subsequent events identified that would require disclosure in these consolidated financial statements.

F-8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our most recent audited financial statements and related notes. Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements.

The results of operations for the interim period ended June 30, 2025, are not necessarily indicative of the results that may be expected for any other future period. The following discussion should be read in conjunction with the unaudited interim and annual financial statements and the notes thereto included in Company’s previously filed Form S-1. Further, the Company’s Management Discussion and Analysis of Financial Condition and Results of Operations has been prepared in accordance with Item 303(c) of Regulation S-K.

Overview

Vertical Data Inc. is a systems and solutions technology provider delivering high performance compute solutions to enterprise and data center clients. We distribute computer systems and information technology (“IT”) systems including graphics processing unit (“GPU”) servers, storage solutions, system components, software, networking and communications equipment, and related complementary products and services.

We distribute technology products from original equipment manufacturers (“OEMs”) as well as suppliers of next-generation technologies and delivery models such as converged and hyper-converged infrastructure. We purchase peripherals, IT systems, systems components, software, and networking equipment from a network of suppliers, consisting of mainly two vendors, and sell them to our data center and enterprise customers. The Company also engages in the coordination and provision of data center services and hosting services for our customers.

Our Company’s business model focuses on supporting the demand for enterprise AI compute capability. We are characterized by high volumes of sales and price sensitivity by our end users. The market for IT products is generally characterized by declining unit prices and short product life cycles. We set our sales price based on the market supply and demand characteristics for each particular product or bundle of products we distribute and services we provide. In addition, we try to provide just-in-time delivery of the IT products to avoid taking significant inventory in order to ensure positive working capital cycles and to ensure our product offerings tie with current market demands.

We are highly dependent on the end-market demand for IT products and on our partners’ strategic initiatives and business models. This end market demand is influenced by many factors including the introduction of new IT products and software by OEMs, replacement cycles for existing IT products, trends toward AI computing, overall economic growth and general business activity. A difficult and challenging economic environment may also lead to consolidation or decline in the IT industries and increased price-based competition

We are an early-stage company. Our financial results reflect our investment in building a direct sales force for revenue-producing initiatives and the development of a business development team for identifying target customers and key equipment and hardware suppliers.

We are a value-added reseller of best-in-class technology and computing solutions to data centers. Our mission is to expand the availability of high-performance computing to the global landscape. We accomplish this by providing infrastructure hardware and services to data centers and enterprises looking to utilize high performance compute such as machine learning and inference.

We intend to make deliberate and substantial investments in support of our mission and long-term growth. For example, we have invested in building a team of expert and experienced consultants and business development personnel that is responsible for development and expansion of our customer base and our technology supplier base. We also plan to make significant investments in sales and marketing and incentives to grow and retain our customer base.

Our priorities are to (a) continue to invest in identifying best-in-class technologies that will enable us to expand our product offerings, (b) establishing and extending our product offerings in new jurisdictions, and (c) expand our product and service offerings that are related to and complimentary of our existing product offerings.

Our current business is highly scalable with relatively minimal incremental spend in adding consulting resources to our sales and business development personnel. We will continue to manage our fixed-cost base in conjunction with our market entry plans and focus our variable spend on marketing, customer experience and support to become the value-added reseller of choice for customers and to maintain favorable relationships with suppliers. We also expect to improve our profitability over time as our revenue and gross profit expand as customer relationships mature and expand, and our variable marketing expenses and fixed costs stabilize or grow at a slower rate.

Our path to profitability is based on the acceleration of positive contribution profit growth driven by increased revenue and gross profit generation from ongoing customer acquisition, strong customer retention, improved monetization from increased sales volume, as well as scale benefits from investments in our general and administrative functions. On an adjusted EBITDA basis, we expect to achieve profitability when total contribution profit exceeds the fixed costs of our business, which depends, in part, on the number of customers that have access to our product offerings and the other factors summarized in the section entitled “Cautionary Statement Regarding Forward-Looking Statements”.

We distribute our products and technology solutions through direct sales channels managed by our team of consultants in addition to our own direct-to-customer platforms and web pages.

The Company was incorporated in Nevada on May 3, 2024, and our corporate office is currently located in Las Vegas, Nevada.

Liquidity and Capital Resources

The Company has funded its operations primarily through ongoing sales of equipment to its customers and through private equity offerings to investors. For the nine months ended June 30, 2025, these sales have resulted in gross proceeds of approximately $1.4 million. As of June 30, 2025, the Company has not borrowed money to fund its business through either note payables or lines of credit. The Company plans to continue to fund its operations through private equity offerings as well as cash generated from its ongoing business operations.

The Company purchases equipment from certain suppliers to sell to its customers. However, as of Sepember 30, 2025, the Company has not entered into any long-term commitments or contractual obligations with those suppliers to purchase equipment. Further, while the Company entered into a lease agreement during October of 2024, the agreement is on a month-to-month basis and we do not expect the agreement to have a material impact on our financial statements or results of operations.

Cash Flows

For the nine months ended June 30, 2025

The following table summarizes the Company’s cash flows for the nine months ended June 30, 2025:

	Nine Months Ended June 30, 2025	May 3, 2024 (Inception) Through June 30, 2024
Net loss	$(3,040,539)	$(45,143)
Net cash used in operating activities	(1,089,017)	466,534
Net cash used in investing activities	(459)	-
Net cash provided by financing activities	1,398,400	586
Net change in cash and cash equivalents	308,924	467,120
Cash and cash equivalents, beginning of period	427,722	-
Cash and cash equivalents, end of period	$736,646	$467,120

Operating Activities

Net cash used in operating activities for the nine months ended June 30, 2025 was approximately $1.1 million. The amount was primarily comprised of a net loss of $3.0 million, offset by stock-based compensation expense of approximately $1.8 million and the net change in assets and liabilities of approximately $0.1 million.

Net cash provided by operating activities from Company inception on May 3, 2024 through June 30, 2025 was approximately $0.5 million. The amount was primarily comprised of a net loss of approximately $0.1 million and changes in operating assets and liabilities of approximately $0.5 million.

Investing Activities

The Company’s investing activities for the nine months ended June 30, 2025 were not material.

There were no investing activities from the Company’s inception from May 3, 2024 through June 30, 2024.

Financing Activities

Net cash provided by financing activities for the nine months ended June 30, 2025 consisted solely of private equity offering resulting in net proceeds of approximately $1.4 million.

Net cash provided by financing activities from the Company’s inception on May 3, 2024 through June 30, 2024 was $586 related to the issuance of 36,503,000 founders shares.

Going Concern

Pursuant to the guidance in ASC 205-40 Going Concern, for each annual and interim reporting period an entity’s management must evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. To that extent, the Company incurred a net loss of approximately $0.8 million and $3.0 million during the three and nine months ended June 30, 2025, respectively. Further, the Company had cash on hand of approximately $0.7 million as of June 30, 2025. Based on the above, the Company determined that there was substantial doubt about its ability to continue as a going concern. The Company hopes to mitigate the substantial doubt through its future capital raises and operating income.

Results of Operations

We are an early-stage company, and our historical results may not be indicative of our future results. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical or future results of operations. As noted in Item 1 of this Form 10-Q, the Company was incorporated on May 3, 2024. The comparative period from Company inception of May 3, 2024 through June 30, 2024 has been presented in the filing.

For the period from the Company’s inception on May 3, 2024 through June 30, 2024

From the Company’s inception on May 3, 2024 through June 30, 2024, the Company recognized revenue of approximately $3.9 million, cost of sales of approximately $3.7 and general and administrative of $0.3 million, resulting in a net loss for the period of approximately $45 thousand. The net loss for the period was primarily driven by general and administrative expenses.

For the three months ended June 30, 2025

During the three months ended June 30, 2025, the Company recognized no revenue and had a net loss for the period of approximately $0.8 million. The net loss for the period was driven by general and administrative expense of $0.8 million.

For the nine months ended June 30, 2025

During the nine months ended June 30, 2025, the Company recognized revenue of approximately $3.7 million and had a net loss for the period of approximately $3.6 million. Revenue for the period was generated solely by equipment sales to the Company’s customers. Further, the net loss for the period was primarily driven by cost of revenue of approximately $3.6 million and general and administrative expense of $3.1 million.

Critical Accounting Estimates

There have been no material changes in the Company’s Critical Accounting Estimates as compared to our most recent fiscal year ended September 30, 2024.

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by the Financial Accounting Standards Board (“FASB”) that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on this evaluation of our disclosure controls and procedures as of June 30, 2025, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company currently is not a party to any legal proceedings and, to the Company’s knowledge; no such proceedings are threatened or contemplated.

ITEM 1A. RISK FACTORS

Investment in our securities involves risk. An investor or potential investor should consider the risks included under the caption “Risk Factors” in our Form S-1/A that was declared effective on July 09, 2025 when making investment decisions regarding our securities. The risk factors disclosed in our Form S-1/A have not materially changed since the date of such filing.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as set forth below, since its inception, the Registrant has not issued any securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). All of the securities described below were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder on the basis that there was no public offering.

From April 1, 2025 through June 30, 2025 the Company granted an aggregate of 100,000 options to certain employees, consultants and directors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Description

3.1*	Articles of Incorporation of Vertical Data Inc.
3.2*	Bylaws of Vertical Data Inc.
10.1*	Employment Agreement Between Vertical Data Inc. and Deven Soni
10.2*	Consulting Agreement Between Vertical Data Inc. and Christopher Creatura
10.3*	Consulting Agreement Between Vertical Data Inc. and Christopher Johnson
10.4*	Form of Vertical Data Inc.’s 2024 Equity and Incentive Plan
10.5*	Form of Subscription Agreement
31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERTICAL DATA INC.

Signature	Title	Date

/s/ Deven Soni		August 28, 2025
Deven Soni	(President and Chief Executive Officer)

/s/ Christopher Creatura		August 28, 2025
Christopher Creatura	(Chief Financial Officer)

