Form 10-K
period 2025-09-30
Vertical Data Inc.
filed 2025-12-29
CIK 2033264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report.

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the outstanding common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was last sold was approximately $2,462,681. For purposes of this disclosure, shares of common stock held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates.

As of December 26, 2025, a total of 9,440,362 shares were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: None

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Information included in this Form 10-K contains forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Vertical Data, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PART I

ITEM 1. BUSINESS

General Overview

The Company was formed in 2024 as an early development-stage systems and solutions technology provider delivering high performance computer solutions to enterprise and data center clients. We distribute computer systems and information technology (“IT”) systems including graphics processing unit (“GPU”) servers, storage solutions, system components, software, networking and communications equipment, and related complementary products and services.

Our business model entails distributing technology products from original equipment manufacturers (“OEMs”) as well as suppliers of next-generation technologies and delivery models such as converged and hyper-converged infrastructure. We purchase peripherals, IT systems, systems components, software, and networking equipment from a network of suppliers and sell them to our data center and enterprise customers.

As part of our business, we will also engage in the coordination and provision of data center services and hosting services for our customers. While providing the business services mentioned above to our clients, we are also continuing research and development in order to develop our own hardware devices and software to sell into our existing channels.

Our business is characterized by high volumes of sales and price sensitivity by our end users. The market for IT products is generally characterized by declining unit prices and short product life cycles. We set our sales price based on the market supply and demand characteristics for each particular product or bundle of products we distribute and services we provide. In addition, we try to provide just-in-time delivery of the IT products to avoid taking significant inventory which allows us to ensure positive working capital cycles and to ensure our product offerings tie with current market demands.

We are highly dependent on the end-market demand for IT products and on our partners’ strategic initiatives and business models. This end market demand is influenced by many factors including the introduction of new IT products and software by OEMs, replacement cycles for existing IT products, trends toward AI computing, overall economic growth and general business activity. A difficult and challenging economic environment may also lead to consolidation or decline in the IT industries and increased price-based competition.

As of the date of this filing, we had one full-time employee and 13 consultants. Our financial results reflect our investment in building out our business model and building our infrastructure for revenue-producing initiatives including but not limited to current customers.

Products and Suppliers

We offer a comprehensive offering of high-performance computer products from a group of proprietary network suppliers, enabling us to offer comprehensive solutions to our enterprise and data center customers. The typical products we provide are servers used in training large language (“LLM”) models as well as systems that are used in LLM inference (or using these models to draw conclusions from an input). Our products typically come in the form of bare metal servers (or fully constructed servers that can be used for the above uses), or pre-configured systems that have the software pre-installed.

Our primary focus is to support demand for enterprise AI compute capability. This includes demand for storage, semiconductors, computer memory, peripherals, storage and subsystems as well as professional services to empower our customers to uncover AI opportunities, prioritize, analyze and define them to ensure improved ROI and guarantee project success. The key to our success in meeting this demand is our ability to align and develop strong relationships with OEM suppliers, system integrators and to support these objectives with our highly skilled technical team.

We do not have distribution agreements with any of our suppliers. As we establish a reputation as a strong and reliable value-added reseller, we intend to negotiate agreements with top suppliers—which we believe will improve our pricing and access to additional IT products. Our vendor agreements do not restrict us from selling similar products manufactured by competitors, nor do they require us to sell a specified quantity of product. As a result, we have the flexibility to terminate or curtail sales of one product line in favor of another due to technological change, pricing considerations, product availability and customer demand or vendor distribution policies.

Our Customers

Our target customers are comprised of direct end users as well as our own sales channel, which consists of internet service providers (“ISPs), data centers and system integrators, various vertical market enterprises (e.g. financial services, governments, retail, energy, manufacturing and more). We believe this approach will help us strike long-term contracts with high value customers while also expanding our market reach.

We have high customer concentration. Our revenues have been from two customers which accounted for 94% and 6% and 77% and 23% of our revenue for year ended September 30, 2025 and for the period from May 3, 2024 (inception date) through September, 30, 2024, respectively. We intend to increase our customer base with increased business development and sales and marketing activity.

Our Industry Background and Market Opportunity

According to published industry research, as of March 2024 there were approximately 10,655 data centers globally, half (approximately 5,381) of which were in the United States. A key growth driver in the data center market is data center operators deciding between on-premises versus the cloud in determining the best way to host AI workloads. On premises data centers have advantages for hosting AI workloads including greater control over infrastructure for customization and optimization, leading to potential lower operational costs. On premises deployments can offer lower latency and higher bandwidth which are both critical for real-time processing of large data sets in addition to addressing data sovereignty and security concerns.

We believe that investment into digital infrastructure, including GPUs for AI computing, will be driven by its perception as a compelling and powerful technology for the economy and society in general. A recent report from CBRE showed that 97% of respondents to its survey plan to increase their capital deployment in the data center sector, and that 92% of respondents are allocating more than $100 million to the data center sector, while 44% are allocating more than $500 million, in 2024.

Sales and Marketing

We serve our customers through sales representatives contracted as consultants and commission-based sales agents. We market to Fortune 1,000 enterprises, top tier data centers, and cloud computing providers both directly and through a network of integration partners.

In addition, we have dedicated business development specialists that focus on the sale and promotion of products to specific customer types (such as cloud compute providers) and customers in specific regions (such as the middle east). Our sales and marketing professionals are supported by members of our executive management team that assist in identifying new customer opportunities, promoting sales growth and ensuring customer satisfaction. We attempt to ensure that we have sales and marketing professionals in close geographic proximity to our customers.

Our priorities are to (a) continue to invest in expanding suppliers and related product offerings, (b) extend our offerings in new jurisdictions, (c) grow our network of agents, and (d) expand our other product and services offerings.

Our Operations

Our primary business presence is in Las Vegas, Nevada. We intend to establish additional physical points of presence in the western United States to streamline shipping and fulfillment for our hardware business. Our distribution process is designed to ensure timely order fulfillment and enhance the efficiency of our operations and back-office administration. Our goal is to reduce delivery lead times to our customers through the strategic and proprietary use of a network of suppliers. Furthermore, we track several performance measurements such as order close rate, procurement times, and shipping times to continuously improve the efficiency and accuracy of our distribution operations.

Our workforce is comprised of a full-time employee and consultants, enabling us to respond to short-term changes in demand.

Our IT systems and processes are designed to enable us to automate many of our distribution operations—with a focus on streamlining and automating the quoting, fulfillment, shipping, and warranty processes via a unified technology stack that lets view the status of a customer and order at each stage of the sales process.

Our typical sales process for the hardware business originates with a customer request. An existing or prospective customer will reach out to one of our sales team members or agents with a request for a quote on a hardware order. Or alternatively, a customer will respond to an outbound sales or marketing campaign initiated by our sales or marketing team. Our team will then review the request to ensure that the spec is one that meets the client’s needs from a functionality and performance perspective. Once the order and order timeline are validated, our procurement team will contact our network of suppliers to identify the best pricing and delivery timeline for the order—and relay this information back to the client to make a final purchasing decision. Once the client confirms the order, we place our order with the supplier who readies the inventory for shipment.

Our business operations are highly scalable with relatively minimal incremental spending required to expand supplier relationships and related product offerings. We will continue to manage our fixed-cost base in conjunction with our market entry plans and focus our variable spend on marketing, user experience and support, and regulatory compliance to become the product of choice for users and to maintain favorable relationships with regulators when necessary. We also expect to achieve and improve profitability over time as our revenue and gross profit expand as we add customers and expand selling opportunities, while our variable marketing expenses and fixed costs stabilize or grow at a slower rate.

Our path to profitability is based on the acceleration of positive contribution profit growth driven by increased revenue and gross profit generation from ongoing efficient customer acquisition enabled by establishing our reputation as a reliable and cost-effective value-added reseller to our target customers. In addition, key to achieving profitability is strong customer retention, improved monetization from increased frequency of customer orders, as well as scale benefits from expanding our supplier ecosystem and selling in greater quantities. On an adjusted EBITDA basis, we expect to achieve profitability when total contribution profit exceeds the fixed costs of our business, which depends, in part, on the amount of suppliers we work with, our negotiated prices for equipment and demand from our customers, and the other factors summarized in the section entitled “Cautionary Statement Regarding Forward-Looking Statements.”

Inventory Management

We manage shipping arrangements with our OEMs and wholesale distributors, which permit us to offer products to our customers and is expected to reduce the timeframe in which the customer receives the products and reduces the cash-to-cash gap of purchasing the products from suppliers and payment for the product from customers.

We believe competitive sources of supply are available in substantially all of the product categories that we offer. Product cost currently represents our single largest expense. Furthermore, product procurement from our OEM suppliers is a highly complex process that involves identifying and negotiating product specs, pricing, and delivery timelines. As we grow, we expect this process to become more complex as we manage incentive programs, rebate programs, volume and early payment discounts and other arrangements. Consequently, we believe that efficient and effective purchasing operations are critical to our success.

In order to promote efficiency and to maximize the best business procedures of potential product purchases, our purchasing group works closely with many areas of our organization, including our product managers, OEM suppliers, and our sales force.. We may also rely on our receipt of good-faith, non-binding, customer forecasts. We maintain EDI connections with many of our OEM suppliers to facilitate the seamless exchange of information, such as sending purchase orders and receiving updates on order status. While we receive notifications when products are ready for shipment, the shipping process is fully managed and coordinated by our team in collaboration with our chosen vendors to ensure it aligns with our operational needs.

Information Technology

Our IT systems manage the entire order cycle, including tracking customer leads, processing customer orders, customer billing and payment tracking and warranty eligibility for the products we sell. These IT systems make our operations more efficient and provide visibility into our operations. We believe our IT infrastructure is scalable to support further growth. We continue to enhance and invest in our IT systems to improve product management, streamline order and fulfillment processes, and increase operational flexibility.

Competition

We operate in a highly competitive global environment. The IT product industry is characterized by intense competition, based primarily on product availability, credit terms and availability, price, speed and accuracy of delivery, effectiveness of sales and marketing programs, ability to tailor specific solutions to customer needs, quality and depth of product lines and training, pre- and post-sale technical support, flexibility and timely response to design changes, technological capabilities and product quality, service and support. We compete with a variety of regional, national and international IT product distributors and manufacturers.

We compete against several distributors in the Americas market including OEM distributors such as Supermicro, Hewlett Packard Enterprise and Dell Inc., and, to a lesser extent, regional distributors. We also face competition from our OEM suppliers that sell directly to retailers and end-users. The distribution industry has historically undergone, and continues to undergo, consolidation. Over the years, a number of providers within the IT distribution industry exited or merged with other providers.

As we enter new business areas, we may encounter increased competition from our current competitors and/or new competitors. Some of our competitors may have greater financial, operating, manufacturing and marketing resources than us. Some of our competitors may have broader geographic breadth and range of services than us. Some may also have more developed relationships with their existing customers.

We constantly seek to expand our business into areas primarily related to our core distribution as well as other support, logistics and related value-added services.

Human Capital Resources

As of the date of this filing, we had 1 full-time employee and 13 consultants. Given the variability in our business and the quick response time required by customers, we believe that it is critical that we are able to rapidly ramp-up and ramp-down our operational capabilities to maximize efficiency. As a result, we actively leverage temporary and contract workers as well as a robust offshore team focused on operations, finance and administration.

We are committed to fostering a diverse and inclusive workplace that attracts and retains exceptional talent. Through ongoing employee development, comprehensive compensation and benefits, and a focus on health, safety and employee wellbeing, we strive to help our employees in all aspects of their lives so they can do their best work.

Employee Engagement

We intend to regularly collect feedback to better understand and improve the co-worker experience and identify opportunities to continually strengthen our culture. We want to know what is working well, what we can do better and how well our co-workers understand and are practicing our cultural values.

Health, Safety and Wellness

The physical health, financial wellbeing, life balance and mental health of our employees is vital to our success. Throughout the year, we expect to encourage healthy behaviors through regular communications, educational sessions, voluntary progress tracking, wellness challenges, and other incentives. We take an integrated approach to helping our co-workers manage their work and personal responsibilities, with a strong focus on employee wellbeing, health and safety. We have successfully transitioned most of our workforce to a remote working environment and implemented a number of safety and social distancing measures within our premises to protect the health and safety of co-workers who are required to be on-premise to support our business.

Seasonality

We have a limited operating history, but we expect our operating results will be affected by the seasonality of the IT products industry which traditionally experiences slightly higher sales in the first and fourth calendar quarters due to patterns in capital budgeting and purchasing cycles of customers and end-users. These historical patterns may not be repeated in subsequent periods.

In addition, the advent of and demand for high performance computing may lead to a reduction in the seasonal effects we experience. For example, sales variability may be increasingly based on the upgrade cycles of top chip manufacturers like Nvidia Corporation and Advanced Micro Devices Inc. As these computing providers shrink their upgrade cycles to offer new chipsets to the market more rapidly, our end customers often anticipate these upgraded releases and time their buying behavior based on the announcements and availability of these new chipsets.

Our Business Strategy

Our business strategy is to continue to expand supplier relationships which in turn provide depth to our overall product offerings, and to utilize the depth and performance of our product offerings to attract and build our customer base. Key to our strategy is that we increase order size per customer and provide world-class service and support that will enable us to maximize customer retention and move upstream from one-off hardware sales to long-term partnerships with top tier global customers. Additionally, we plan to expand our hardware sales from OEM products to products we develop and brand internally that meet specific use cases in a more cost efficient and performant manner.

Implications of Being an Emerging Growth Company

As a company with less than $1.235 billion in revenue during our last completed fiscal year, we qualify as an “emerging growth company” as defined in the federal securities laws. An emerging growth company may take advantage of specified reduced reporting requirements that are otherwise applicable generally to public companies. These reduced reporting requirements include:

●	an exemption from compliance with the auditor attestation requirement on the effectiveness of our internal control over financial reporting;

●	an exemption from compliance with any requirement that the Public Company Accounting Oversight Board may adopt regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
●	an exemption from the requirements to obtain a non-binding advisory vote on executive compensation or a stockholder approval of any golden parachute arrangements;

●	extended transition periods for complying with new or revised accounting standards;

●	being permitted to present only two years of audited financial statements and only two years of related “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in addition to any required unaudited interim financial statements in this filing; and

●	reduced disclosures regarding executive compensation in our periodic reports, proxy statements and registration statements, including in this filing.

We will remain an emerging growth company until the earliest to occur of: (i) the end of the first fiscal year in which our annual gross revenue is $1.235 billion or more; (ii) the end of the first fiscal year in which we are deemed to be a “large accelerated filer,” as defined in the Securities Exchange Act of 1934, as amended, (the “Exchange Act”); (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; and (iv) the last day of the fiscal year following the fifth anniversary of the date of our first sale of common equity securities pursuant to an effective registration statement under the Securities Act of 1933. We may choose to take advantage of some, but not all, exemptions afforded to emerging growth companies. We currently intend to take advantage of the exemptions discussed above. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you hold stock. The Company will take advantage of the extended transition period for complying with any new or revised financial accounting standards.

ITEM 1A RISK FACTORS

As a smaller reporting company we are not required to provide risk factor information.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 1C. CYBERSECURITY

Vertical Data Inc. recognizes the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.

Risk Management and Strategy

Managing Material Risks & Integrated Overall Risk Management

Currently, Vertical data inc. does not have a formalized cybersecurity risk management process. However, the organization is working toward implementing a framework for assessing, identifying, and managing material risks from cybersecurity threats. A managed IT service provider continuously works to evaluate and address cybersecurity risks in alignment with our business objectives and operational needs. This includes assessing cybersecurity risk as part of an overall risk assessment and considering the likelihood and potential consequences of each risk. Plans also include the identification of critical cybersecurity risks (e.g., malware, phishing, ransomware, and unauthorized access) and the implementation of formalized mitigants to address those risks such as cybersecurity policies and incident response strategy.

Third-Party Risk

Vertical Data Inc. does not currently engage with third parties in connection with cybersecurity risk management. Third-party consultants including cybersecurity auditors are being considered for future engagement, at which point any risks stemming from the use of third parties will be incorporated in the cybersecurity risk assessment.

Risks from Cybersecurity Threats

Vertical Data Inc. has not encountered any cybersecurity risks or incidents that have materially impacted our business strategy, operational results, or financial condition. We remain dedicated to maintaining a strong cybersecurity posture by continually analyzing and improving our security procedures to reduce potential risks. This approach to cybersecurity is critical for protecting sensitive information and guaranteeing the reliability of our business operations.

Governance

Board of Directors Oversight

The Board of Directors is aware of the critical nature of managing risks associated with cybersecurity threats. The Board is committed to effective governance in managing risks associated with cybersecurity threats because we recognize the significance of these threats to our operational integrity and stakeholder confidence.

The Board of Directors is informed of relevant cybersecurity risks and related updates during Board meetings by the CFO. There have been no critical, time sensitive cybersecurity updates thus far, but if this did occur it would be escalated to the Board immediately.

Management’s Role Managing Risk

Within the management team, the responsibility for assessing and managing cybersecurity risk falls under the purview of the CFO. To that extent, the Company leverages his extensive experience and specialized skills. This collaboration significantly bolsters our overall cybersecurity stance, creating a well-rounded and robust defense against emerging threats.

Monitoring Cybersecurity Incidents

Vertical Data’s IT Service Provider monitors cybersecurity events and logs for unusual activity or potential security breaches within the network. E-mail alerts are sent in real time as notification for any suspicious activity including phishing attempts, suspicious attachments, and other e-mail-related security concerns. The IT Service Provider also utilizes security tools to regularly conduct thorough scans of the network infrastructure. The tools help identify vulnerabilities, malware, and other potential threats, enabling a proactive measure to prevent and mitigate cybersecurity incidents.

Reporting to Board of Directors

The CFO is responsible for escalation of pertinent cybersecurity risks to the board of directors. This includes briefings on existing threat scenarios, updates on incident response efforts, and recommendations for enhancing our cybersecurity stance.

ITEM 2. PROPERTIES

The Company does not currently have any physical properties that would be considered material.

ITEM 3. LEGAL PROCEEDINGS

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is currently no established public trading market for our common equity and a range of high and low bid information is not available.

Holders

As of December 28, 2025, there were approximately 97 shareholders of record of our common stock.

Dividends

Not applicable

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation plans approved by security holders	-	$-	-
Equity Compensation plans not approved by security holders	7,886,677	$0.05	2,513,323

(1) The purpose of the Plan is to assist the Company in attracting, retaining, motivating and rewarding certain employees, officers, directors, and consultants of the Company to promote the success of the Company’s business. The plan only allows for the granting of options.

Recent Sales of Unregistered Securities

Not applicable

Use of Proceeds

Not applicable

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Not applicable

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our audited financial statements and related notes included elsewhere in this filing. Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements.

The results of operations for the fiscal year ended September 30, 2025, are not necessarily indicative of the results that may be expected for any other future period. The following discussion should be read in conjunction with the annual consolidated financial statements and the notes thereto included in this filing. Further, the Company’s Management Discussion and Analysis of Financial Condition and Results of Operations has been prepared in accordance with Item 303 of Regulation S-K.

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

The Company was incorporated in Nevada on May 3, 2024, and our corporate office, which is rented on a month-to-month basis, is currently located in Las Vegas, Nevada.

Recent Developments

Effective as of October 8, 2025, certain founders and other Company shareholders voluntarily surrendered an aggregate of 31,752,690 shares of Common Stock to the Company for no consideration. Consequently, as of the date of the filing, the Company had 9,440,362 shares of Common Stock outstanding.

Liquidity and Capital Resources

The Company has funded its operations primarily through ongoing sales of equipment to its customers and through private equity offerings to investors. For the fiscal year ended September 30, 2025, sales of common stock resulted in gross proceeds of approximately $1.4 million. As of September 30, 2025, the Company has not borrowed money to fund its business through either note payables or lines of credit. The Company plans to continue to fund its operations through private equity offerings as well as cash generated from its ongoing business operations.

The Company purchases equipment from certain suppliers to sell to its customers. However, as of September 30, 2025, the Company has not entered into any long-term commitments or contractual obligations with those suppliers to purchase equipment.

Cash Flows

The following table summarizes the Company’s cash flows for the periods ended September 30, 2025 and 2024:

	Fiscal Period Ended September 30,
	2025	2024(1)
Net loss	$(3,820,078)	$(350,599)
Net cash used in operating activities	(1,452,945)	(518,478)
Net cash used in investing activities	(459)	(1,352)
Net cash provided by financing activities	1,398,400	947,552
Net change in cash and cash equivalents	$(55,004)	$427,722
Cash and cash equivalents, beginning of period	427,722	-
Cash and cash equivalents, end of period	$372,718	$427,722

(1) Represents fiscal period from Company inception on May 3, 2024 through September 30, 2024

Operating Activities

Net cash used in operating activities for the fiscal period ended September 30, 2025 was approximately $1.5 million. The amount was primarily comprised of a net loss of $3.8 million which was partially offset by changes in operating assets and liabilities of approximately $0.4 million and stock-based compensation expense of approximately $1.9 million.

Net cash used in operating activities for the fiscal period ended September 30, 2024 was approximately $0.5 million. The amount was primarily comprised of a net loss of $0.4 million and a change in other current assets of approximately $0.7 million offset by stock-based compensation expense of approximately $0.1 million and the change in accrued liabilities and other current liabilities of 0.1 million and 0.2 million, respectively.

Investing Activities

The Company’s investing activities for the period were not material and consisted solely of the purchase of computer equipment.

Financing Activities

Net cash provided from financing activities for the periods ended September 30, 2025 and 2024 were approximately $1.4 million and $0.9 million, respectively, and consisted solely of sales of common stock.

Going Concern

Pursuant to the guidance in ASC 205-40 Going Concern, for each annual and interim reporting period an entity’s management must evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. To that extent, the Company incurred a net loss of approximately $3.8 million during the year ended September 30, 2025 and had cash of approximately $0.4 million as of its fiscal year end. As such, the Company has concluded that there is substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements are issued. To mitigate the condition, management plans to increase liquidity through the future sale of equity. However, as of the time of the filing we do not have any financing plans that are probable of occurring.

Results of Operations

Revenue for the year ended September 30, 2025 decreased by $3.2 million, or 47%, as compared to the prior year period (from May, 3 2024 through September 30, 2024). The decrease in revenue was primarily driven by the trade tariffs implemented by the US federal government during our current fiscal year.

General and administrative expenses increased by $3.2 million, or 476%, as compared to the prior year period (from May, 3 2024 through September 30, 2024). The increase was primarily driven by i) increased stock-based compensation expense of $1.8 million ii) increased salary and contract labor expense for the full fiscal year and iii) increased accounting and legal expenses incurred during the current fiscal year stemming from the filing of our registration statement and ongoing ‘34 Act reporting obligations.

Critical Accounting Estimates

Revenue Recognition

The Company recognizes revenue from its contracts with customers in accordance with the core principle outlined in ASC 606 Revenue from Contracts with Customers. Specifically, the Company recognizes revenue “to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services”. To that extent, the Company recognizes revenue in accordance with the ASC Topic by applying the following five steps:

●	Step 1-Identify the contract(s) with a customer
●	Step 2-Identify the performance obligations in the contract
●	Step 3-Determine the transaction price
●	Step 4-Allocate the transaction price to the performance obligations in the contract
●	Step 5-Recognize revenue when (or as) the Company satisfies a performance obligation

The Company’s contracts with its customers currently only contain a single performance obligation comprised of the sale of IT equipment. Further, as noted above, revenue is recognized at a point in time upon delivery of the equipment to the customer at the agreed upon location. The Company does not currently extend any form of payment terms to its customers and, as such, full payment for the equipment is received from the customer (via wire payment) immediately upon delivery of the equipment. As full payment is received only upon delivery, the Company typically does not have the need to recognize contract assets, contract liabilities or accounts receivable.

In determining the transaction price, the Company’s contracts with its customers do not include a significant financing component, noncash consideration or consideration payable to the customer. The Company’s contracts do include a refund option whereby the customer has the right to return the equipment to the Company for a full refund within a stated period after purchase. However, the Company noted that equipment returns were highly infrequent and were not material to our results of operations. As such, no refund liability has been recorded.

As it pertains to incremental costs of obtaining a contract, the Company, in accordance with the practical expedient provided in ASC 340-40, has elected to expense when incurred all sales commissions paid to its employees as the amortization period of the asset that the entity would have recognized would be one year or less.

Stock Based Compensation

The Company accounts for its stock-based compensation awards in accordance with ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments, including grants of employee stock options, to be recognized in the statement of operations by measuring the fair value of the award on the date of grant and recognizing this fair value as stock-based compensation over the requisite service period, generally the vesting period. The Company determines the fair value of its underlying shares in accordance with the practical expedient for nonpublic entities provided in ASC 718-10-30.

The Company estimates the grant date fair value of stock option awards using the Black-Scholes option-pricing model. The use of the Black-Scholes option-pricing model requires management to make assumptions with respect to the fair value of our underlying shares, the expected term of the option, the expected volatility of the Common Stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the Common Stock.

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires incremental disclosures related to a public entity’s reportable segments. Required disclosures include, on an annual and interim basis, significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount for other segment items (which is the difference between segment revenue less segment expenses and less segment profit or loss) and a description of its composition, the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The standard also permits disclosure of more than one measure of segment profit. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted the new standard on September 30, 2025. The adoption of the new standard did not have a material impact to our financial statements.

In December 2023, the FASB issued ASU 2023-09-Income Taxes (Topic 740)-Improvements to Income Tax Disclosures, which requires entities to provide additional information in the rate reconciliation and additional disclosures about income taxes paid. The guidance should be applied prospectively and is effective for annual periods beginning after December 15, 2024. The Company does not expect the issued standard to have a material impact on its financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses at each interim and annual reporting period. The amendments are effective for annual periods beginning after December 15, 2026, and reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of the new ASU to its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a Smaller Reporting Company, the Company is not required to provide the information in Item 305 of Regulation S-K

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VERTICAL DATA, INC.

INDEX TO FINANCIAL STATEMENTS

INDEX TO AUDITED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2025 AND 2024 AND FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2025 AND THE PERIOD FROM MAY 3, 2024 (DATE OF INCEPTION) TO SEPTEMBER 30, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

200 Spectrum Center Drive, Suite 1300 Irvine, CA 92618 (714) 234-5980 www.bcrgcpas.com

To the shareholders and the board of directors of Vertical Data Inc.

Opinion on the Consolidated Financial Statements Opinion on the Financial Statements

We have audited the accompanying balance sheet of Vertical Data Inc. (the “Company”) as of September 30, 2025 and 2024, the related statement of operations, stockholders’ equity (deficit), and cash flows for the period May 3, 2024 (date of formation) to September 30, 2025 and 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for the year ended September 30, 2025, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates. The Company did not have any critical audit matters

/s/ BCRG Group

BCRG Group (PCAOB ID 7158)

We have served as the Company’s auditor since 2024.

Irvine, CA

December 29, 2025

VERTICAL DATA INC.

BALANCE SHEETS

	As of September 30,
	2025	2024
ASSETS
Current assets:
Cash	$372,718	$427,722
Other current assets	-	664,000
Prepaid expenses	144,994	29,989
Total current assets	517,712	1,121,711

Property and equipment, net	1,457	1,329

Total assets	519,169	1,123,040

LIABILITIES AND EQUITY
Current liabilities:
Accrued liabilities	$252,058	$143,115
Other Current Liabilities	-	224,000
Total current liabilities	252,058	367,115
Total liabilities	252,058	367,115

Equity:
Common stock, $ 0.0001 par value, 100,000,000 shares authorized; 41,193,052 and 38,397,052 shares issued and outstanding at September 30, 2025 and September 30, 2024, respectively.	4,119	3,839
Additional paid in capital	4,433,669	1,102,685
Accumulated deficit	(4,170,677)	(350,599)
Total equity (deficit)	267,111	755,925

Total liabilities and equity	$519,169	$1,123,040

The accompanying notes are an integral part of these financial statements.

VERTICAL DATA INC.

STATEMENTS OF OPERATIONS

	Fiscal Period Ended September 30,
	2025	2024(1)

Revenue	$3,666,000	$6,866,558
Cost of revenue	3,598,000	6,542,000
Gross profit	$68,000	$324,558

Operating expenses:
General and administrative	3,888,078	675,157
Total operating expenses	3,888,078	675,157

Loss from operations	(3,820,078)	(350,599)

Net (loss) income	$(3,820,078)	$(350,599)

Earnings (loss) per common share:
Basic and diluted	$(0.09)	$(0.02)

Weighted average common shares outstanding:
Basic and diluted	40,585,260	23,294,212

(1)	The Company was incepted May 3, 2024 and therefore the prior period information may not be comparable

The accompanying notes are an integral part of these financial statements.

VERTICAL DATA INC.

STATEMENT OF SHAREHOLDERS’ EQUITY

	Common Stock
	# of Shares	Amount	APIC	Accumulated Deficit	Total

Inception as of May 3, 2024	-	$-	$-	$-	$-
Issuance of founders shares	36,503,000	3,650	(3,064)	(45,143)	(44,557)
June 30, 2024	36,503,000	$3,650	$(3,064)	$(45,143)	$(44,557)
Issuance of common stock	1,894,052	189	946,777	-	946,966
Stock-based compensation	-	-	158,972	-	158,972
Net loss	-	-	-	(305,456)	(305,456)
September 30, 2024	38,397,052	$3,839	$1,102,685	$(350,599)	$755,925

September 30, 2024	38,397,052	3,839	1,102,685	(350,599)	755,925
Issuance of common stock	2,186,000	219	1,093,181	-	1,093,400
Stock-based compensation	-	-	464,118	-	464,118
Net loss	-	-	-	(837,458)	(837,458)
December 31, 2024	40,583,052	4,058	2,659,984	(1,188,057)	1,475,985
Issuance of common stock	610,000	61	304,939	-	305,000
Stock-based compensation	-	-	980,614	-	980,614
Net loss	-	-	-	(1,404,996)	(1,404,996)
March 31, 2025	41,193,052	4,119	3,945,537	(2,593,053)	1,356,603
Stock-based compensation	-	-	343,643	-	343,643
Net loss	-	-	-	(798,085)	(798,085)
June 30, 2025	41,193,052	4,119	4,289,180	(3,391,138)	902,161
Stock-based compensation	-	-	144,489	-	144,489
Net loss	-	-	-	(779,539)	(779,539)
September 30, 2025	41,193,052	4,119	4,433,669	(4,170,677)	267,111

The accompanying notes are an integral part of these financial statements.

VERTICAL DATA INC.

STATEMENTS OF CASH FLOWS

	Fiscal Period Ended September 30,
	2025	2024(1)

Cash flows from operating activities:
Net (loss) income	(3,820,078)	(350,599)
Adjustments to reconcile net (loss) income to net cash used in operating activities
Stock-based compensation	1,932,864	158,972
Depreciation expense	331	23
Changes in operating assets and liabilities:
Prepaid expenses	(115,005)	(29,989)
Other current assets	664,000	(664,000)
Accrued liabilities	108,943	143,115
Other current liabilities	(224,000)	224,000
Net cash from (used) in operating activities	(1,452,945)	(518,478)

Cash flows from investing activities:
Purchase of property and equipment	(459)	(1,352)
Net cash used in investing activities	(459)	(1,352)

Cash flows from financing activities:
Sale of common stock, net of fees and costs	1,398,400	946,966
Cash received from issuance of founder shares	-	586
Net cash provided by financing activities	1,398,400	947,552

Net change in cash and cash equivalents	(55,004)	427,722

Cash and cash equivalents, beginning of period	427,722	-

Cash and cash equivalents, end of period	372,718	427,722

Supplemental disclosures of cash flow information:
Cash paid for interest	-	-
Cash paid for taxes	-	-

(1)	The Company was incepted May 3, 2024 and therefore the prior period information may not be comparable

The accompanying notes are an integral part of these financial statements.

VERTICAL DATA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

Vertical Data Inc. (the “Company”) was incorporated in Nevada on May 3, 2024 and has a fiscal year-end of September 30. The Company’s current service to its customers is comprised of the sale of artificial intelligence related hardware. The Company plans to expand its service offerings in the future to include technology consulting, design and engineering, project management, systems integration, system installation and facilities management. The Company’s corporate office, which is rented on a month-to-month basis, is located in Las Vegas, Nevada.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING STANDARDS

Basis of Presentation

The accompanying financial statements have been prepared using the accrual basis of accounting in accordance with generally accepted accounting principles (“GAAP”) promulgated in the United States of America. The financial statements include Vertical Data Inc. as of September 30, 2025 and 2024 and for the fiscal year ended September 30, 2025 and the prior fiscal period beginning May 3, 2024 (date of formation) through September 30, 2024.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable, the results of which form the basis for the amounts recorded in the consolidated financial statements.

Going Concern

Pursuant to the guidance in ASC 205-40, Going Concern, for each annual and interim reporting period an entity’s management must evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. To that extent, the Company incurred a net loss of approximately $3.8 million during the year ended September 30, 2025 and had cash of approximately $0.4 million as of its fiscal year end. As such, the Company has concluded that there is substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements are issued. To mitigate the condition, management plans to increase liquidity through the future sale of equity. However, as of the time of the filing we do not have any financing plans that are probable of occurring.

Segment Reporting

The Company currently operates in a single operating segment. Operating segments are reported in a manner consistent with the internal reporting provided to the Company’s chief operating decision maker (“the CODM”). The Company’s CODM, which is its Chief Executive Officer, views the Company’s operations and manages its business as a single operating segment, which is the sale of IT hardware.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash or cash equivalents.

Cost of Revenue

The Company’s cost of revenue is comprised of the cost of purchased IT equipment from our suppliers.

Sales and Marketing

The Company’s sales and marketing expenses primarily consist of costs incurred related to sales commissions and our various marketing endeavors. The Company incurred $31,922 and $6,722 of sales and marketing expenses for the fiscal year ended September 30, 2025 and the period of May 3, 2024 (date of formation) to September 30, 2024. Sales and marketing expense is included in general and administrative expense in our statement of operations.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2025, the Company had deferred tax assets related to certain net operating losses. A valuation allowance was established against these deferred tax assets at their full amount. Refer to note 10 for additional information.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2025, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share, except the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

Stock-Based Compensation

The Company accounts for its stock-based compensation awards in accordance with ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments, including grants of employee stock options, to be recognized in the statements of operations by measuring the fair value of the award on the date of grant and recognizing this fair value as stock-based compensation over the requisite service period, generally the vesting period. The Company determines the fair value of its underlying shares in accordance with the practical expedient for nonpublic entities provided in ASC 718-10-30.

The Company estimates the grant date fair value of stock option awards using the Black-Scholes option-pricing model. The use of the Black-Scholes option-pricing model requires management to make assumptions with respect to the fair value of our underlying shares, the expected term of the option, the expected volatility of our Common Stock, the risk-free interest rates and expected dividend yield of our Common Stock.

Recognition of Revenue from Contracts with Customers

The Company recognizes revenue from its contracts with customers in accordance with the core principle outlined in ASC 606 Revenue from Contracts with Customers. Specifically, the Company recognizes revenue “to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services”. To that extent, the Company recognizes revenue in accordance with the ASC Topic by applying the following five steps:

●	Step 1-Identify the contract(s) with a customer
●	Step 2-Identify the performance obligations in the contract
●	Step 3-Determing the transaction price
●	Step 4-Allocate the transaction price to the performance obligations in the contract
●	Step 5-Recognize revenue when (or as) the Company satisfies a performance obligation

The Company’s contracts with its customers currently only contain a single performance obligation comprised solely of the sale of IT equipment. To that extent, the Company does not provide any installation or customization services at this time that might be considered a separate performance obligation. Further, as noted above, revenue is recognized at a point in time upon delivery of the equipment to the customer at the agreed upon location. The Company does not currently extend any form of payment terms to its customers and, as such, full payment for the equipment is received from the customer (via wire payment) immediately upon delivery of the equipment. As full payment is received only upon delivery, the Company typically does not have the need to recognize contract assets, contract liabilities or accounts receivable.

In determining the transaction price, the Company’s contracts with its customers do not include a significant financing component, noncash consideration or consideration payable to the customer. The Company’s contracts do include a refund option whereby the customer has the right to return the equipment to the Company for a full refund within a stated period after purchase. However, the Company noted that equipment returns were highly infrequent and were not material to our results of operations. As such, no refund liability has been recorded.

Finally, as it pertains to incremental costs of obtaining a contract, the Company, in accordance with the practical expedient provided in ASC 340-40, has elected to expense when incurred all sales commissions paid to its employees as the amortization period of the asset that the entity would have recognized would be one year or less.

Property and Equipment

Property and equipment consists primarily of computer equipment, which is depreciated over an estimated three-year life using the straight-line method. Expenditures for repairs and maintenance are expensed as incurred. When assets have been retired or sold, the cost and related accumulated depreciation are removed from the financial statements and any resulting gain or loss is recognized in our results of operations.

Commitments and Contingencies

The Company accounts for contingencies in accordance with ASC 450-20, Contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. The Company is not currently involved in any legal proceedings that could require either accrual or disclosure.

Subsequent Events

For events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued the Company considers whether recognition or disclosure in the financial statements may be required based on the guidance in ASC 855 Subsequent Events. To that extent, the Company will recognize in its financial statements the effect of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. Further, the Company does not recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date but before financial statements are issued or are available to be issued. However, certain non-recognized subsequent events may still be disclosed in order to keep the financial statements from being misleading.

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires incremental disclosures related to a public entity’s reportable segments. Required disclosures include, on an annual and interim basis, significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount for other segment items (which is the difference between segment revenue less segment expenses and less segment profit or loss) and a description of its composition, the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The standard also permits disclosure of more than one measure of segment profit. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted the new standard on September 30, 2025. The adoption of the new standard did not have a material impact to our financial statements.

In December 2023, the FASB issued ASU 2023-09-Income Taxes (Topic 740)-Improvements to Income Tax Disclosures, which requires entities to provide additional information in the rate reconciliation and additional disclosures about income taxes paid. The guidance should be applied prospectively and is effective for annual periods beginning after December 15, 2024. The Company does not expect the issued standard to have a material impact on its financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses at each interim and annual reporting period. The amendments are effective for annual periods beginning after December 15, 2026, and reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of the new ASU to its financial statements.

3. OTHER CURRENT ASSETS

Other current assets consisted of the following:

	September 30, 2025	September 30, 2024
Refunds due from suppliers	$-	$664,000
Total other current assets	$-	$664,000

4. PREPAID EXPENSES

Prepaid expenses consisted of the following:

	September 30, 2025	September 30, 2024
Prepaid legal fees	$-	$25,000
Prepaid commissions	132,625	4,989
Other	12,369	-
Prepaid expenses	$144,994	$29,989

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

Description	September 30, 2025	September 30, 2024
Tools, machinery, and equipment	$1,811	$1,352
Less – accumulated depreciation	(354)	(23)
Total property and equipment, net	$1,457	$1,329

Total depreciation expense was $331 and $23 for the fiscal year ended September 30, 2025 and the period May 3, 2024 (date of formation) to September 30, 2024.

6. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	September 30, 2025	September 30, 2024
Wages accrual	$102,397	$99,400
Expenses accrual	131,115	32,385
Payroll tax accrual	-	2,400
Credit card accrual	18,546	8,930
Total accrued liabilities	$252,058	$143,115

7. OTHER CURRENT LIABILITIES

Other current liabilities as of September 30, 2024 consisted entirely of a customer deposit received during the period for which the order was subsequently cancelled. The amount was refunded back to the customer during the year ended September 30, 2025.

8. STOCKHOLDERS’ EQUITY

Upon formation, the authorized capital of the Company was 100,000,000 shares consisting of 100,000,000 shares of common stock, par value $0.0001.

Ordinary Shares

The Company’s common shares do not include any dividend or liquidation preferences, participation rights, call prices or unusual voting rights.

Share Cancellation

During October of 2025, certain founders and other Company shareholders voluntarily surrendered an aggregate of 31,752,690 shares of Common Stock to the Company for no consideration. Consequently, as of the date of the filing, the Company had 9,440,362 shares of Common Stock outstanding. The cancellation was not given retroactive effect on the balance sheet as, pursuant to SAB Topic 4.C, it was not a stock dividend, stock split or reverse split.

9. SHARE BASED COMPENSATION

2024 Equity Incentive Plan

On July 1, 2024, the Company’s board of directors approved the Company’s 2024 Equity Incentive Plan (the “Plan”), which was designed to attract, retain and motivate key employees, officers, consultants, and directors of the Company (collectively, the “Eligible Persons”) to promote the success of the Company’s business. The Plan authorizes the award to Eligible Persons of stock options, restricted stock, restricted stock units, or other stock-based awards granted under the Plan. Under the Plan, the Company reserved 10.4 million shares of its stock for issuance to eligible persons.

Stock Options

The stock options granted during fiscal year 2025 and 2024 have various vesting schedules, ranging from immediate vests to a three-year period and stock-based compensation expense is recognized on a straight-line basis over the requisite service period as services are performed throughout that vesting period. Stock option activity for the period was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Nonvested at September 30, 2024	4,025,000	$0.05
Granted	6,996,677	$0.05
Vested	(3,289,455)	$0.05
Forfeited	(3,135,000)	$0.05
Nonvested at September 30, 2025	4,597,222	$0.05	9.0	$-
Exercisable at September 30, 2025	3,289,455	$0.05	9.0	$-

The weighted average grant date fair value options granted during each of the two years ended September 30, 2025 was $0.49.

The Company utilizes the Black Scholes valuation model to determine the fair value of its granted options. A description of the significant assumptions used to estimate the fair value of share-based compensation awards was as follows:

Fiscal Periods Ended September 30, 2025 and 2024
Expected volatility	90%
Risk free interest rate	4.0%
Expected term	10 years
Expected dividends	-
Current price input	0.50

The Company utilized the practical expedient in ASC 718-10-30 to estimate the fair value of its underlying shares.

As of September 30, 2025, there was approximately $1.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted. That cost is expected to be recognized over a weighted-average period of 1.0 year. The Company recognized $1,932,864 and $158,972 of stock-based compensation during its fiscal years ended September 30, 2025 and 2024, respectively.

10. INCOME TAXES

The Company accounts for income taxes under ASC 740 - Income Taxes (“ASC 740”), which provides for an asset and liability approach of accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributed to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes. The Company did not recognize any current or deferred taxes for its fiscal year ended September 30, 2025.

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company assessed the need for a valuation allowance against its net deferred tax assets and determined a full valuation allowance is required since the Company has no history of generating taxable income.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at September 30, 2025 and 2024 is as follows:

	September 30,
	2025	2024
Federal Statutory Rate	21%	21%
State tax, net of income tax benefit	0%	0%
Effect of permanent difference	-11%	-0.1%
Change in valuation allowance	-10%	-20.9%
	-	-

Further, the components of our deferred tax assets and liabilities, which were fully offset with a valuation allowance, were as follows as of September 30, 2025 and 2024:

	September 30,
Deferred Tax Assets:	2025	2024
Operating loss carryforward	$454,843	$38,575
Start-up costs	-	1,103
Total Deferred Tax Assets	$454,843	$39,678

Deferred Tax Liabilities:
Depreciation	$(295)	$(225)
Total deferred tax liabilities	(295)	(225)

Net deferred tax assets	454,549	39,453
Valuation allowance	(454,549)	(39,453)
Total net deferred tax assets	$-	$-

The Company’s ability to utilize net operating loss carryforwards will depend on its ability to generate adequate future taxable income. Future utilization of the net operating loss carry forwards is subject to certain limitations under Section 382 of the Internal Revenue Code. As of September 30, 2025, the Company had federal and state net operating loss carryforwards available to offset future taxable income in the amounts of approximately $2,160,666, which does not expire.

The Company has evaluated its income tax positions and has determined that it does not have any uncertain tax positions. The Company will recognize interest and penalties related to any uncertain tax positions through its income tax expense.

11. CONCENTERATION OF CUSTOMERS

Revenues from two customers of the Company represented $3.5 million and $0.2 million, or 94% and 6%, of the Company’s revenues for its fiscal year ended September 30, 2025. Revenues from two customers of the Company represent $5.3 million and $1.6 million, or 77% and 23%, of the Company’s revenues for its fiscal year ended September 30, 2024.

12. SUBSEQUENT EVENTS

Common Stock Cancellations

Effective as of October 8, 2025, certain founders and other Company shareholders voluntarily surrendered an aggregate of 31,752,690 shares of Common Stock to the Company for no consideration. Consequently, as of the date of the filing, the Company had 9,440,362 shares of Common Stock outstanding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15-d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Form 10-Q. Based on that evaluation, our Company’s principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Form 10-K that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, executive officers, promoters and control persons

Name	Age	Positions(s)
Deven Soni	45	Chairman, President and Chief Executive Officer
Christopher Creatura	35	Chief Financial Officer
David Hackett	61	Director
Jaime Leverton	48	Director

(1) Directors currently have an indefinite term of office and have served in that capacity since July of 2024.

Family Relationships

Not applicable

Business Experience

Deven Soni is our Chairman, President, Chief Executive Officer and Director and has served in that capacity since May 3, 2024. Mr. Soni, age 45, combines over 20 years of experience in senior management within the investment and technology industries, following a 2-year career as an investment banker at Lazard (2002–2004). From 2006 to 2008, he was an Investment Professional at Goldman Sachs, focusing on technology buyouts and venture capital, and from 2008 to 2010, he held a similar role at Highland Capital Partners. Mr. Soni co-founded Wired Investors (2016–2022), a tech-focused buyout firm, and Acquira (2018–2022), a business acquisition vehicle. He served as Founding COO at Tokens.com (2021–2023), a blockchain infrastructure company, and co-founded Snowball Industries in 2020, an HVAC roll-up. Currently, Mr. Soni is Chairman of the Board at Matador Gold Technologies (2022–Present) and serves on the boards of Snowball Industries (2020–Present), and Polymath Research Inc. (2017–Present). He holds a Bachelor of Science degree in Business Administration from the University of California, Berkeley (1998–2001).

Christopher Creatura is our Chief Financial Officer and has served in that capacity since May 3, 2024. Mr. Creatura, age 35, is a finance professional and investor. He began his career as a consultant at Deloitte. He moved into investment banking at BofA Merrill Lynch and then private equity at Enduring Ventures. He has since held executive roles at Bluefin Trading (VP of Growth) and Live Patrol (CFO & CSO). He has also advised on M&A transactions and capital raises through his firm Conway Merchants. Mr. Creatura serves on the board of The Fitting Room. He is a CPA.

David Hackett serves on our Board of Directors and has served in that capacity since July 1, 2024. David Hackett, Director, age 61, combines over 20 years of experience in senior management as a Director and/or Chief Financial Officer. He was previously the CFO of 48North Cannabis Corp., a licensed cannabis producer (TSXV:NRTH); Mavencare Inc., providing personalized home care services to keep seniors safe and independent at home; Coupgon Inc, Canada’s first fully digital grocery coupon solution (sold to a joint venture between Yellow Pages and CGI), and Diversinet Corp., a Nasdaq and TSXV listed company, specializing in the infrastructure that wireless software applications need for secure, confidential and authenticated data exchanges. He is also currently a director of Ayurcann Holdings Corp., a licensed producer under the Cannabis Act (Canada); Polymath Research Inc., a software development company and Belmont House Foundation, a long-term care facility. Mr. Hackett is a CA, CPA and holds an MBA from the Ivey Business School at the Western University.

Jaime Leverton serves on our Board of Directors and has served in that capacity since July 1, 2024. Jaime Leverton, Director, age 48, combines over 24 years of experience in senior management within the technology and digital infrastructure industries. She has held leadership roles at prominent companies, including IBM (2000–2009), Bell Canada (2010–2014), BlackBerry (2014–2016), National Bank of Canada (2016–2017), Cogeco Peer 1 (2017–2019), and eStruxture Data Centers (2019–2020). Most recently, she served as CEO of Nasdaq-listed Hut 8 Mining Corp. (2020–2024), where she led strategic transformation and growth. Ms. Leverton is currently the CEO of Ulys Holdings (2024–Present) and Chairperson of Synteq Digital (2024–Present). She holds a Bachelor of Social Science from the University of Ottawa, an MBA from Dalhousie University, and an ICD.D designation from the Rotman School of Management.

Involvement in Certain Legal Proceedings

Not applicable

Promoters and Control Persons

Not applicable

Code of Ethics

On September 12, 2024 the Board of Directors adopted a Code of Ethics and Business Conduct which is applicable to our future employees, and which also includes a Code of Ethics for our chief executive and principal financial officers and any persons performing similar functions. A code of ethics is a written standard designed to deter wrongdoing and to promote:

●	honest and ethical conduct,
●	full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements,
●	compliance with applicable laws, rules and regulations,
●	the prompt reporting violation of the code, and
●	accountability for adherence to the code.

Please refer to exhibit 14.1 attached to this filing for additional information regarding our code of ethics.

Nominating Committee-Material Changes to Procedures

The Company does not currently have procedures by which security holders may recommend nominees to our board of directors.

Audit Committee

As the Company is not considered a listed issuer (as defined in Rule 10A-3 of the Exchange Act) the information in Item 407(d)(4)(ii) of Regulation S-K has not been provided. Further, as i) the Company is a smaller reporting company and ii) this is our first annual report following the effective date of our first registration statement filed under the Securities Act, the Company has not provided the information in Item 407(d)(5) of Regulation S-K.

Insider Trading Arrangements and Policies

The Company has adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, or the Company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations. The Company is not subject to any listing standards at this time. A copy of the Company’s insider trading policy has been attached to this filing in exhibit 19.1.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes all compensation for the two years ended September 30, 2025 earned by our “Executive Officers”.

Name and principal position	Year¹	Salary ($)	Stock Awards ($)	Option Awards ($)²	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Devon Soni-Chairman, President and Chief Executive Officer	2025	$164,000		58,200			30,000	$252,200
	2024	$60,000	-	1,177,500	-	-	-	$1,237,500
Christopher Creatura-Chief Financial Officer³	2025	$165,000		68,713				$233,713
	2024	$60,000	-	363,750	-	-	-	$423,750
Chris Johnson-Chief Sales Officer	2025	$75,000		-				$75,000
	2024	-	-	242,500	-	-	-	$242,500

(1) The Company was formed on May 3, 2024

(2) For information regarding the assumptions made in determining the fair value of the granted options please refer to the footnotes to the Company’s consolidated financial statements included in the filing

(3) Chris Johson, former Chief Sales Officer, was separated from the Company during August of 2025. As a result of the separation options that were granted during the year were subsequently cancelled.

(4) For Christopher Creatura, $60,000 of his 2025 salary was accrued for as of September 30, 2025

Narrative Disclosure to Summary Compensation Table

On July 1, 2024, we entered into an employment agreement with Mr. Deven Soni for his services as our Chief Executive Officer and President. The agreement is for a period of 5 years and renews automatically thereafter for subsequent one-year terms. Pursuant to the agreement, Mr. Soni received a base salary of $120,000 from July 1, 2024, to December 31, 2024. Effective January 1, 2025, the Base Salary increased to $180,000 per year. He has an opportunity to receive performance-based compensation in the amount of 50% of his base salary, and in no event less than $40,000, based upon the achievement of annual performance goals established by the Board/Compensation

Committee of the Board (the “Compensation Committee”). In addition, Mr. Soni was also granted 1,500,000 options during July of 2024. The options vest ratably over a three-year period (with 1/3rd vesting at each anniversary of the grant date) and do not contain any provision that could cause the exercise price to be lowered. In January 2025, the Company granted Mr. Soni an additional 120,000 stock options as his performance bonus for fiscal year 2024. The options vested immediately upon grant. He is also eligible to participate in any long-term incentive compensation programs that become available to our executive officers. Mr. Soni has 14 days of paid vacation per calendar year (prorated for partial years) in accordance with the Company’s vacation policies, as in effect from time to time. To the extent permitted under applicable law, Mr. Soni’s vacation time that accrues during any given year may not roll over to a subsequent year. Mr. Soni is further entitled to participate in other benefit plans made available to our employees and executive officers from time to time.

On July 1, 2024, we entered into a consultant agreement with Mr. Creatura for his services as our Chief Financial Officer. Pursuant to the agreement, Mr. Creatura received a base fee of $120,000 from July 1, 2024, to December 31, 2024. Effective January 1, 2025, the base fee increased to $180,000 per year.. He has an opportunity to receive performance-based compensation in the amount of 50% of his base fee, and in no event less than $40,000, based upon the achievement of annual performance goals established by the Board/Compensation Committee of the Board (the “Compensation Committee”). In addition, Mr. Creatura was also granted 750,000 options during July of 2024. The options vest ratably over a three-year period (with 1/3rd vesting at each anniversary of the grant date) and do not contain any provision that could cause the exercise price to be lowered. In January 2025, the Company granted Mr. Soni an additional 120,000 stock options as his performance bonus for fiscal year 2024. The options vested immediately upon grant. In addition, during January 2025, the Company granted Mr. Creatura 21,677 stock options in recognition of services rendered during fiscal year 2024. These options also vested immediately upon grant. He is also eligible to participate in any long-term incentive compensation programs that become available to our executive officers.

On July 1, 2024 we entered into a consultant agreement with Mr. Christopher Johnson for his services as Chief Sales Officer. Pursuant to the agreement, Mr. Johnson received a base fee of $180,000 beginning January 1, 2025. Additionally, he received a commission on sales he originated. He had an opportunity to receive performance-based compensation in cash or shares based on gross profit targets. During the period ended September 30, 2025, Mr. Johnson received a $78,080 commission for sales of equipment to customers. In addition, Mr. Johnson was also granted 500,000 options during July of 2024. The options vested ratably over a three-year period (with 1/3rd vesting at each anniversary of the grant date) and did not contain any provision that could cause the exercise price to be lowered. In January 2025, the Company granted Mr. Johnson 2,000,000 stock options. The options vested ratably over a three-year period (with 1/3rd vesting at each anniversary of the grant date). He was also eligible to participate in any long-term incentive compensation programs that become available to our executive officers. Mr. Johnson’s consulting agreement with the Company terminated in August 2025. As a result of his separation from service, all unvested stock options were automatically cancelled in accordance with the terms of his option agreement, and Mr. Johnson did not retain any rights to the unvested portion of the award.

Outstanding Equity Awards at Fiscal Year-End Table

	Option awards					Stock awards
Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option exerpiration date	Number of shares or units of stock that have not vested (#)	Market Value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Devon Soni	703,333	-	916,667	$0.05	July 1, 2034 through January 1, 2035	-	-	-	-
Chris Creatura	433,434	-	458,243	$0.05	July 1, 2034	-	-	-	-

Director Compensation

The Company’s directors did not receive any compensation during our fiscal year ended September 30, 2025.

Disclosure of the registrant’s policies and practices related to the grant of certain equity awards close in time to the release of material nonpublic information.

Not applicable

Compensation Committee Interlocks and Insider Participation and Compensation Committee Report

As a smaller reporting company we are not required to provide the information in Item 407(e)(4)-(5) of Regulation S-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Title of class¹	Name and address of benefical owner	Amount and nature of benefical ownership	Percent of Class²
Common Stock	AASD Capital LLC (Devon Soni) 1887 Whitney Mesa Dr. #9810 Henderson, NV 89014, USA²	2,571,000	27%
Common Stock	TDK Cashflow Ltd. (Trevor Koverko) 180 University Ave, Suite 6202 ON, M5H OA2, Canada	1,900,000	20%
Common Stock	Tiger Trout Capital Puerto Rico LLC (Allan Masley) 1357 Ashford Ave. Ste 2-267 San Juan, PR USA 907	830,000	9%

(1) Based on the Company’s shareholder report as of the date of the filing which reflected 9,440,362 common shares outstanding.

(2) Amount includes 786,000 shares with respect to which such listed beneficial owner has the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) under the Exchange Act.

SECURITY OWNERSHIP OF MANAGEMENT

Title of class	Name of benefical owner	Amount and nature of benefical ownership	Percent of Class
Common Stock	Devon Soni¹	2,571,000	27%
Common Stock	Christopher Creatura	272,000	3%
Common Stock	David Hackett	170,000	2%
Common Stock	Jaime Leverton	72,052	1%
Common Stock	Directors and Exectuive Officers as a group	3,085,052	33%

(1) Amount includes 786,000 shares with respect to which the person has the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) under the Exchange Act.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Transactions with Related Persons, Promoters and Certain Control Persons

The Company did not enter into any related party transactions during the two years ended September 30, 2025.

Director Independence

Our board consists of three directors, two of which are considered independent. While the Company has an audit committee, we do not have compensation or nominating committee. Further, while the Company is not a listed issuer, it uses the definition of independence as outlined in NASDAQ’s Corporate Governance Requirements section.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

	For the fiscal year ended September 30,
	2025	2024
Audit Fees	$76,000	$30,000
Audit Related Fees	-	-
Tax Fees	-	-
Other Related Fees	-	-

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTICAL DATA INC.

/s/ Deven Soni
Deven Soni
Chairman, President, Chief Executive Officer December 29, 2025

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

/s/ Christopher Creatura
Christopher Creatura
Chief Financial Officer
December 29, 2025

EXHIBIT INDEX

Exhibit Number	Name/Identification of Exhibit
3.1+	Articles of Incorporation
3.2+	Bylaws
10.1+	Form of Vertical Data, Inc’s 2024 Equity and Incentive Plan
14.1+	Code of Ethics
19.1*	Insider Trading Policies and Procedures
31.1+	Rule 13a-14/15d-14 Certification of the CEO
31.2+	Rule 13a-14/15d-14 Certification of the CFO
32.1+	Section 1350 Certifications of the CEO
32.2+	Section 1350 Certification of the CFO
101. INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101)*

+ previously filed

* Filed herewith

