Form 10-Q
period 2025-12-31
Vertical Data Inc.
filed 2026-02-13
CIK 2033264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

333-284187

 (Commission File Number)

VERTICAL DATA INC.

(Exact name of registrant as specified in its charter)

Nevada	99-2841705
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1980 Festival Plaza Drive Suite 300 Las Vegas, NV	89135
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (888) 462-3453

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock	VDTA	OTC Link

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

As of February 11, 2026, there were 11,833,741 shares of the registrant’s common stock outstanding.

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

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VERTICAL DATA INC.

BALANCE SHEETS

(UNAUDITED AS OF DECEMBER 31, 2025 AND AUDITED AS OF SEPTEMBER 30, 2025)

	As of December 31,	As of September 30,
	2025	2025
ASSETS
Current assets:
Cash	$220,006	$372,718
Prepaid expenses	200,443	144,994
Total current assets	420,449	517,712

Property and equipment, net	1,367	1,457

Total assets	421,816	519,169

LIABILITIES AND EQUITY
Current liabilities:
Accrued liabilities	$354,264	$252,058
Other Current Liabilities	5,000	-
Total current liabilities	359,264	252,058
Total liabilities	359,264	252,058

Equity:
Common stock, $ 0.0001 par value, 100,000,000 shares authorized; 9,804,362 and 41,193,052 shares issued and outstanding at December 31, 2025 and September 30, 2025, respectively.	980	4,119
Additional paid in capital	4,884,884	4,433,669
Accumulated deficit	(4,823,312)	(4,170,677)
Total equity (deficit)	62,552	267,111

Total liabilities and equity	$421,816	$519,169

The accompanying notes are an integral part of these financial statements.

VERTICAL DATA INC.

UNAUDITED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31,
	2025	2024

Revenue	$57,000	$3,666,000
Cost of revenue	48,900	3,598,000
Gross margin	$8,100	$68,000

Operating expenses:
General and administrative	660,735	905,458
Total operating expenses	660,735	905,458

Loss from operations	(652,635)	(837,458)

Net loss	$(652,635)	$(837,458)

Net loss per common share:
Basic and diluted	$(0.05)	$(0.02)

Weighted average common shares outstanding:
Basic and diluted	12,201,465	39,020,726

The accompanying notes are an integral part of these financial statements.

VERTICAL DATA INC.

UNAUDITED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock			Accumulated
	# of Shares	Amount	APIC	Deficit	Total

September 30, 2024	38,397,052	3,839	1,102,685	(350,599)	755,925
Issuance of common stock	2,186,000	219	1,093,181	-	1,093,400
Stock-based compensation	-	-	464,118	-	464,118
Net loss	-	-	-	(837,458)	(837,458)
December 31, 2024	40,583,052	4,058	2,659,984	(1,188,057)	1,475,985

September 30, 2025	41,193,052	4,119	4,433,669	(4,170,677)	267,111
Issuance of common stock	364,000	36	181,964	-	182,000
Common stock cancellation	(31,752,690)	(3,175)	3,175	-	-
Stock-based compensation	-	-	266,076	-	266,076
Net loss	-	-	-	(652,635)	(652,635)
December 31, 2025	9,804,362	980	4,884,884	(4,823,312)	62,552

The accompanying notes are an integral part of these unaudited financial statements.

VERTICAL DATA INC.

UNAUDITED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended December 31,
	2025	2024

Cash flows from operating activities:
Net loss	(652,635)	(837,458)
Adjustments to reconcile net (loss) income to net cash used in operating activities
Stock-based compensation	266,076	464,118
Depreciation expense	90	67
Changes in operating assets and liabilities:
Prepaid expenses	(55,449)	(36,574)
Other current assets	-	305,877
Accrued liabilities	102,206	25,890
Other current liabilities	5,000	152,328
Net cash from (used) in operating activities	(334,712)	74,248

Cash flows from financing activities:
Sale of common stock, net of fees and costs	182,000	1,093,400
Net cash provided by financing activities	182,000	1,093,400

Net change in cash and cash equivalents	(152,712)	1,167,648

Cash and cash equivalents, beginning of period	372,718	427,722

Cash and cash equivalents, end of period	220,006	1,595,370

Supplemental disclosures of cash flow information:
Cash paid for interest	-	-
Cash paid for taxes	-	-

The accompanying notes are an integral part of these unaudited financial statements.

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

Basis of Presentation

The accompanying financial statements have been prepared using the accrual basis of accounting in accordance with generally accepted accounting principles (“GAAP”) promulgated in the United States of America. The financial statements include Vertical Data Inc. as of and for the three months ended December 31, 2025 and 2024. The Company’s fiscal year-end is September 30.

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

Going Concern

Pursuant to the guidance in ASC 205-40 Going Concern, for each annual and interim reporting period an entity’s management must evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. To that extent, the Company incurred a net loss of approximately $0.7 million during the three months ended December 31, 2025. Further, the Company had cash on hand of approximately $0.2 million as of December 31, 2025. Based on the above, the Company determined that there was substantial doubt about its ability to continue as a going concern. The Company hopes to mitigate the substantial doubt through its future capital raises and operating income.

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

3. PREPAID EXPENSES

Prepaid expenses consisted of the following:

	December 31, 2025	September 30, 2025
Prepaid commissions	$149,578	$132,625
Prepaid server storage	50,865	-
Other	-	12,369
Prepaid expenses	$200,443	$144,994

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

Description	December 31, 2025	September 30, 2025
Tools, machinery, and equipment	$1,811	$1,811
Less – accumulated depreciation	(444)	(354)
Total property and equipment, net	$1,367	$1,457

Total depreciation expense was $90 and $67 for three months ended December 31, 2025 and 2024, respectively.

5. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31, 2025	September 30, 2025
Wages accrual	$210,000	$102,397
Expenses accrual	131,115	131,115
Credit card accrual	13,149	18,546
Total accrued liabilities	$354,264	$252,058

6. STOCKHOLDERS’ EQUITY

Upon formation, the authorized capital of the Company was 100,000,000 shares consisting of 100,000,000 shares of common stock, par value $0.0001.

Common Stock

The Company’s common shares do not include any dividend or liquidation preferences, participation rights, call prices or unusual voting rights.

Common Stock Issuances

During the three months ended December 31, 2025, the Company sold 364,000 shares of Company stock in an unregistered offering for net proceeds of $182,000.

Share Cancellation

During October of 2025, certain founders and other Company shareholders voluntarily surrendered an aggregate of 31,752,690 shares of Common Stock to the Company for no consideration. The cancellation was not given retroactive effect on the balance sheet as, pursuant to SAB Topic 4.C, it was not a stock dividend, stock split or reverse split.

Stock Option Cancellations

During October of 2025, the Company cancelled 2,426,488 stock options that were issued to five individuals. The Company recorded an immaterial amount of incremental stock-based compensation expense related to these cancellations.

7. SUBSEQUENT EVENTS

In accordance with ASC 855 Subsequent Events, the Company has evaluated events and transactions subsequent to December 31, 2025 through the date these financial statements were issued. Other than the items identified below, there are no subsequent events identified that would require disclosure in these consolidated financial statements.

Stock Option Exercises

During January of 2026, a total of 1,300,000 stock options were exercised at a weighted average exercise price of $0.05, resulting in proceeds of $65,000.

During January of 2026, a total of 788,198 stock options were exercised. These stock options were exercised as a cashless exercise whereby the consideration provided for exercise was forfeiture of 78,820 shares, resulting in net shares issued of 709,378.

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

The results of operations for the interim period ended December 31, 2025, are not necessarily indicative of the results that may be expected for any other future period. The following discussion should be read in conjunction with the unaudited interim and annual financial statements and the notes thereto included in Company’s previously filed Form 10-K. Further, the Company’s Management Discussion and Analysis of Financial Condition and Results of Operations has been prepared in accordance with Item 303(c) of Regulation S-K.

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

Our current business is highly scalable with relatively minimal incremental spend in adding consulting resources to our sales and business development personnel. We will continue to manage our fixed-cost base in conjunction with our market entry plans and focus our variable spend on marketing, customer experience and support to become the value-added reseller of choice for customers and to maintain favorable relationships with suppliers. We also expect to improve our profitability over time as our revenue and gross margin expand as customer relationships mature and expand, and our variable marketing expenses and fixed costs stabilize or grow at a slower rate.

Our path to profitability is based on the acceleration of positive contribution profit growth driven by increased revenue and gross margin generation from ongoing customer acquisition, strong customer retention, improved monetization from increased sales volume, as well as scale benefits from investments in our general and administrative functions. On an adjusted EBITDA basis, we expect to achieve profitability when total contribution profit exceeds the fixed costs of our business, which depends, in part, on the number of customers that have access to our product offerings and the other factors summarized in the section entitled “Cautionary Statement Regarding Forward-Looking Statements”.

We distribute our products and technology solutions through direct sales channels managed by our team of consultants in addition to our own direct-to-customer platforms and web pages.

The Company was incorporated in Nevada on May 3, 2024, and our corporate office is currently located in Las Vegas, Nevada.

Liquidity and Capital Resources

The Company has funded its operations primarily through ongoing sales of equipment to its customers and through private equity offerings to investors. During the three months ended December 31, 2025, these sales resulted in gross proceeds of approximately $0.2 million. As of December 31, 2025, the Company has not borrowed money to fund its business through either notes payable or lines of credit. The Company plans to continue to fund its operations through private equity offerings as well as cash generated from its ongoing business operations.

The Company purchases equipment from certain suppliers to sell to its customers. However, as of December 31, 2025, the Company has not entered into any long-term commitments or contractual obligations with those suppliers to purchase equipment. Further, while the Company entered into a lease agreement during October of 2024, the agreement is on a month-to-month basis and we do not expect the agreement to have a material impact on our financial statements or results of operations.

Cash Flows

For the three months ended December 31, 2025

The following table summarizes the Company’s cash flows for the three months ended December 31, 2025:

	Three Months Ended December 31,
	2025	2024
Net loss	$(652,635)	$(837,458)
Net cash (used in) provided by operating activities	(334,712)	74,248
Net cash provided by financing activities	182,000	1,093,400
Net change in cash and cash equivalents	$(152,712)	$1,167,648
Cash and cash equivalents, beginning of period	372,718	427,722
Cash and cash equivalents, end of period	$220,006	$1,595,370

Operating Activities

Net cash used in operating activities for the three months ended December 31, 2025 was approximately $0.3 million. The amount was primarily comprised of a net loss of $0.7 million, offset by stock-based compensation expense of approximately $0.3 million and the net change in assets and liabilities of approximately $0.1 million.

Net cash used in operating activities for the three months ended December 31, 2024 was approximately $0.1 million. The amount was primarily comprised of a net loss of $0.8 million, offset by stock-based compensation expense of approximately $0.5 million and the net change in assets and liabilities of approximately $0.4 million.

Investing Activities

There were no investing activities during the three months ended December 31, 2025 and 2024.

Financing Activities

Net cash provided by financing activities for the three months ended December 31, 2025, consisted solely of sales of common shares resulting in net proceeds of approximately $0.2 million.

Net cash provided by financing activities for the three months ended December 31, 2024, consisted solely of sales of common shares resulting in net proceeds of approximately $1.1 million.

Going Concern

Pursuant to the guidance in ASC 205-40 Going Concern, for each annual and interim reporting period an entity’s management must evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. To that extent, the Company incurred a net loss of approximately $0.7 million during the three months ended December 31, 2025. Further, the Company had cash on hand of approximately $0.2 million as of December 31, 2025. Based on the above, the Company determined that there was substantial doubt about its ability to continue as a going concern. The Company hopes to mitigate the substantial doubt through its future capital raises and operating income.

Results of Operations

We are an early-stage company, and our historical results may not be indicative of our future results. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical or future results of operations.

Our financial results for the three months ended December 31, 2025 and 2024 are summarized as follows:

	Three Months Ended December 31,
	2025	2024

Revenue	$57,000	$3,666,000
Cost of revenue	48,900	3,598,000
Gross margin	$8,100	$68,000

Operating expenses:
Contract labor	157,795	125,210
Professional services	87,452	112,763
Salaries	45,000	60,000
Travel and entertainment	50,289	37,290
Stock-based compensation	266,076	464,118
Software expense	30,757	6,745
Commissions and fees	-	68,105
Other	23,366	31,227
Total operating expenses	660,735	905,458

Loss from operations	(652,635)	(837,458)

Net loss	$(652,635)	$(837,458)

Comparison of the three months ended December 31, 2025 and 2024

Revenue

Total revenue was $57,000 and $3,666,000 for the three months ended December 31, 2025 and 2024, respectively. Revenue decreased by $3,609,000, or 98%, due to a reduction in the number of products sold during the period. Revenue decreased compared to the prior-year period primarily due to the timing of orders. Certain transactions expected to close during the quarter were delayed as customer decision-making and procurement cycles extended and supplier and inventory lead times lengthened, resulting in deliveries shifting into subsequent periods. We believe the revenue decrease is not indicative of underlying demand trends. We have continued to expand our sales pipeline and enhance our financing offerings, which we believe supports increased customer adoption and conversion of opportunities, and we expect revenue to improve as delayed transactions progress and deliveries occur. However, revenue may vary from period to period based on the timing of customer orders, deliveries, and customer acceptance, among other factors.

Cost of Sales

Total cost of sales was $48,900 and $3,598,000 for the three months ended December 31, 2025 and 2024, respectively. Cost of sales decreased by $3,549,000, or 99%, due to the reduction in revenue.

Operating Expenses

Total operating expense was approximately $0.7 million and $0.9 million for the three months ended December 31, 2025 and 2024, respectively. Operating expense decreased by approximately $0.2 million, or 27%, primarily due to decreases in stock-based compensation of approximately $198,000, commissions and fees of approximately $68,000, professional services of approximately $25,000, salaries expense of approximately $15,000 and other expenses of approximately $8,000, which were partially offset by increases in contract labor of approximately $33,000, software expense of approximately $24,000 and travel and entertainment of $13,000. Commissions and fees decreased by approximately $68,000 due to lower sales during the current period compared to the prior period.

Critical Accounting Estimates

There have been no material changes in the Company’s Critical Accounting Estimates as compared to our most recent fiscal year ended September 30, 2025.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item, as disclosed in our most recent Form 10-K filed with the Securities and Exchange Commission on December 29, 2025.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on this evaluation of our disclosure controls and procedures as of December 31, 2025, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 31, 2025, the Company sold 364,000 shares of common stock for gross proceeds of $182,000 to certain accredited investors. The sale did not include any underwriting discounts or commissions. Further, all of the securities described below were issued in reliance on the exemption from registration provided by Rule 506(b) of the Securities Act of 1933.

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

VERTICAL DATA INC.

Signature	Title	Date

/s/ Deven Soni		February 13, 2026
Deven Soni	(President and Chief Executive Officer)

/s/ Christopher Creatura		February 13, 2026
Christopher Creatura	(Chief Financial Officer)

