Form 10-Q
period 2026-03-31
Vertical Data Inc.
filed 2026-05-15
CIK 2033264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

As of May 13, 2026, there were 13,571,706 shares of the registrant’s common stock outstanding.

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

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VERTICAL DATA INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED AS OF MARCH 31, 2026 AND AUDITED AS OF SEPTEMBER 30, 2025)

	As of March 31,	As of September 30,
	2026	2025
ASSETS
Current assets:
Cash	$3,498,427	$372,718
Restricted cash	1,200,000	-
Prepaid expenses	6,468,024	144,994
Total current assets	11,166,451	517,712

Property and equipment, net	1,276	1,457

Total assets	$11,167,727	$519,169

LIABILITIES AND EQUITY
Current liabilities:
Accrued liabilities	$138,449	$252,058
Contract liability	11,200,000	-
Insurance premium financing payable	87,500	-
Total current liabilities	11,425,949	252,058
Total liabilities	11,425,949	252,058

Equity:
Common stock, $ 0.0001 par value, 100,000,000 shares authorized; 12,093,741 and 41,193,052 shares issued and outstanding at March 31, 2026 and September 30, 2025, respectively.	1,209	4,119
Additional paid in capital	5,893,882	4,433,669
Accumulated deficit	(6,153,313)	(4,170,677)
Total equity (deficit)	(258,222)	267,111

Total liabilities and equity	$11,167,727	$519,169

The accompanying notes are an integral part of these financial statements.

VERTICAL DATA INC.

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025

Revenue	$568,000	$-	$625,000	$3,666,000
Cost of goods sold	434,000	-	482,900	3,598,000
Gross margin	$134,000	$-	142,100	68,000

Operating expenses:
General and administrative	1,464,001	1,404,996	2,124,736	2,310,454
Total operating expenses	1,464,001	1,404,996	2,124,736	2,310,454

Loss from operations	(1,330,001)	(1,404,996)	(1,982,636)	(2,242,454)

Net loss	$(1,330,001)	$(1,404,996)	$(1,982,636)	$(2,242,454)

Net loss per common share:
Basic and diluted	$(0.12)	$(0.03)	$(0.17)	$(0.06)

Weighted average common shares outstanding:
Basic and diluted	11,415,281	40,948,719	11,812,693	39,974,129

The accompanying notes are an integral part of these financial statements.

VERTICAL DATA INC.

UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock			Accumulated
	# of Shares	Amount	APIC	Deficit	Total

September 30, 2024	38,397,052	3,839	1,102,685	(350,599)	755,925
Issuance of common stock	2,186,000	219	1,093,181	-	1,093,400
Stock-based compensation	-	-	464,118	-	464,118
Net loss	-	-	-	(837,458)	(837,458)
December 31, 2024	40,583,052	4,058	2,659,984	(1,188,057)	1,475,985
Issuance of common stock	610,000	61	304,939	-	305,000
Stock-based compensation	-	-	980,614	-	980,614
Net loss	-	-	-	(1,404,996)	(1,404,996)
March 31, 2025	41,193,052	4,119	3,945,537	(2,593,053)	1,356,603

September 30, 2025	41,193,052	4,119	4,433,669	(4,170,677)	267,111
Issuance of common stock	364,000	36	181,964	-	182,000
Common stock cancellation	(31,752,690)	(3,175)	3,175	-	-
Stock-based compensation	-	-	266,076	-	266,076
Net loss	-	-	-	(652,635)	(652,635)
December 31, 2025	9,804,362	980	4,884,884	(4,823,312)	62,552
Issuance of common stock	2,289,379	229	104,771	-	105,000
Employee stock-based compensation	-	-	852,694	-	852,694
Non-employee stock-based compensation	-	-	51,533	-	51,533
Net loss	-	-	-	(1,330,001)	(1,330,001)
March 31, 2026	12,093,741	1,209	5,893,882	(6,153,313)	(258,222)

The accompanying notes are an integral part of these unaudited financial statements.

VERTICAL DATA INC.

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(1,982,636)	$(2,242,454)
Adjustments to reconcile net (loss) income to net cash used in operating activities
Employee stock-based compensation	1,118,770	1,444,732
Non-employee stock-based compensation	51,533	-
Depreciation expense	181	150
Changes in operating assets and liabilities:
Prepaid expenses	(6,210,530)	(96,885)
Other current assets	-	664,000
Accrued liabilities	(113,609)	(97,390)
Contract liability	11,200,000	-
Other current liabilities	-	(224,000)
Net cash provided by (used in) operating activities	$4,063,709	$(551,847)

Cash flows from investing activities:
Purchase of property and equipment	-	(459)
Net cash used in investing activities	$-	$(459)

Cash flows from financing activities:
Issuance of common stock	287,000	1,398,400
Payments on insurance premium financing payable	(25,000)	-
Net cash provided by financing activities	$262,000	$1,398,400

Net change in cash, cash equivalents and restricted cash	$4,325,709	$846,094
Cash, cash equivalents and restricted cash, beginning of period	372,718	427,722
Cash, cash equivalents and restricted cash, end of period	$4,698,427	$1,273,816

Cash, cash equivalents and restricted cash reconciliation:
Cash and cash equivalents	$3,498,427	$1,273,816
Restricted cash	1,200,000	-
Total cash, cash equivalents and restricted cash	$4,698,427	$1,273,816

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,037	-
Cash paid for taxes	-	-

Supplemental disclosures of non-cash investing and financing activities:
Insurance premiums financed with issuance of a liability	$112,500	-

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

Basis of Presentation

The accompanying financial statements have been prepared using the accrual basis of accounting in accordance with generally accepted accounting principles (“GAAP”) promulgated in the United States of America. The financial statements include Vertical Data Inc. and its subsidiaries Vertical Data Nordic and VDCA Inc. as of March 31, 2026. Vertical Data Nordic and VDCA Inc. were recently established in Sweden and Canada, respectively, for the purpose of conducting business operations in those countries. The entities did not commence principal operations as of March 31, 2026. The Company’s fiscal year-end is September 30.

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

The Company’s contracts with its customers currently only contain a single performance obligation comprised solely of the sale of IT equipment. To that extent, the Company does not provide any installation or customization services at this time that might be considered a separate performance obligation. Further, as noted above, revenue is recognized at a point in time upon delivery of the equipment to the customer at the agreed upon location. The Company does not currently extend any form of payment terms to its customers and, as such, full payment for the equipment is received from the customer (via wire payment) immediately upon delivery of the equipment. The Company will recognize a contract liability to the extent it receives consideration from a customer prior to providing the equipment.

During the interim period ended March 31, 2026, the Company received an $11.2 million customer prepayment primarily related to the future sale of computer equipment to the customer. The Company expects to recognize the amount to revenue during its interim period ended June 30, 2026.

Restricted Cash

The Company presents cash and cash items that are restricted as to withdrawal and usage as restricted cash on its consolidated balance sheet. As of March 31, 2026, the Company classified $1.2. million in cash as restricted cash as the Company was legally obligated to use the amount to purchase computer equipment from a vendor for an existing customer.

Segments

The Company currently reports under a single operating segment, which constitutes all of the consolidated entity. Further, the Company’s CODM, which is its CEO, reviews the entity-wide operating results and performance. As such, the measure of profit or loss for the segment is net loss as presented in our consolidated statement of operations.

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

3. PREPAID EXPENSES

Prepaid expenses consisted of the following:

	March 31, 2026	September 30, 2025
Prepaid commissions	$171,625	$132,625
Vendor deposits	6,170,718	-
Prepaid insurance	125,000	-
Other	681	12,369
Prepaid expenses	$6,468,024	$144,994

As of March 31, 2026 and September 30, 2025, prepaid expenses totaled $6,468,024 and $144,994, respectively. Vendor deposits of $6,170,718 as of March 31, 2026 represent payments made to the Company’s equipment vendor for the settlement of contract liabilities related to future purchase of equipment for its customers. The Company did not receive the equipment as of the March 31, 2026 balance sheet date.

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

Description	March 31, 2026	September 30, 2025
Tools, machinery, and equipment	$1,811	$1,811
Less – accumulated depreciation	(535)	(354)
Total property and equipment, net	$1,276	$1,457

Total depreciation expense was $91 and $181 for three and six months ended March 31, 2026, respectively, and $83 and $150 for the three and six months ended March 31, 2025, respectively.

5. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	March 31, 2026	September 30, 2025
Wages accrual	$48,000	$102,397
Expenses accrual	82,306	131,115
Credit card accrual	8,143	18,546
Total accrued liabilities	$138,449	$252,058

6. INSURANCE PREMIUM FINANCING PAYABLE

On January 30, 2026, the Company entered into a premium financing agreement to fund an annual Director and Officer (D&O) insurance policy. The agreement provided for a total financed amount of $112,500, representing the premium balance after a down payment of $37,500. The note carries a finance charge of $4,667, resulting in total obligation of $117,167.

The note is payable in 9 equal monthly installments of $13,019, maturing on October 30, 2026. The total finance charge of $4,667 is amortized as interest expense over the term of the agreement within general and administrative in the statement of operations. As of March 31, 2026, the outstanding principal balance of this note, net of unamortized discount, was $87,500.

7. STOCKHOLDERS’ EQUITY

Upon formation, the authorized capital of the Company was 100,000,000 shares consisting of 100,000,000 shares of common stock, par value $0.0001.

Common Stock

The Company’s common shares do not include any dividend or liquidation preferences, participation rights, call prices or unusual voting rights.

Common Stock Issuances

During the three months ended March 31, 2026, the Company sold 280,000 shares of Company stock in an unregistered offering for net proceeds of $40,000.

During the six months ended March 31, 2026, the Company sold 644,000 shares of Company stock in an unregistered offering for net proceeds of $222,000.

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

During January of 2026, a total of 788,199 stock options were exercised. These stock options were exercised as a cashless exercise whereby the consideration provided for exercise was forfeiture of 78,820 shares, resulting in net shares issued of 709,379.

Common Stock to be Issued for Services Provided

During the three months ended March 31, 2026, the Company entered into agreements with various service providers to settle existing obligations through the future issuance of 864,900 shares resulting in the settlement of liabilities totaling $432,450. No gain or loss was recognized from recognition of the transaction.

During the three months ended March 31, 2026, the Company entered into a agreements with two employees for the payment of bonuses through the future issuance of 360,000 shares resulting in the settlement of liabilities totaling $180,000. No gain or loss was recognized from the transaction.

During the three months ended March 31, 2026, the Company entered into an agreement with a service provider for to settle an existing obligation through the future issuance of 103,065 shares resulting in the settlement of liabilities totaling $51,533. No gain or loss was recognized from recognition of the transaction.

8. SUBSEQUENT EVENTS

In accordance with ASC 855 Subsequent Events, the Company has evaluated events and transactions subsequent to March 31, 2026 through the date these financial statements were issued. Management did not identify any subsequent events that would require disclosure in these consolidated financial statements.

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

The results of operations for the interim period ended March 31, 2026, are not necessarily indicative of the results that may be expected for any other future period. The following discussion should be read in conjunction with the unaudited interim and annual financial statements and the notes thereto included in Company’s previously filed Form 10-K. Further, the Company’s Management Discussion and Analysis of Financial Condition and Results of Operations has been prepared in accordance with Item 303(c) of Regulation S-K.

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

The Company was incorporated in Nevada on May 3, 2024, and our corporate office is currently located in Las Vegas, Nevada. During the three months ended March 31, 2026, the Company purchased an 85% ownership interest in VDA Nordica. VDA Nordica was established to assist in the development of data centers in Sweden and had not commenced principal operations as of the most recent balance sheet date.

Liquidity and Capital Resources

The Company has funded its operations primarily through ongoing sales of equipment and GPU compute capacity to its customers and through private equity offerings to investors. During the six months ended March 31, 2026, these sales resulted in gross proceeds of approximately $0.2 million. As of March 31, 2026, the Company has not borrowed money to fund its business through either notes payable or lines of credit. The Company plans to continue to fund its operations through private equity offerings as well as cash generated from its ongoing business operations.

The Company purchases equipment from certain suppliers to sell to its customers. However, as of March 31, 2026, the Company has not entered into any long-term commitments or contractual obligations with those suppliers to purchase equipment. Further, while the Company entered into a lease agreement during October of 2024, the agreement is on a month-to-month basis and we do not expect the agreement to have a material impact on our financial statements or results of operations.

Cash Flows

For the Three and Six Months Ended March 31, 2026

The following table summarizes the Company’s cash flows for the six months ended March 31, 2026:

	Six Months Ended March 31,
	2026	2025
Net loss	$(1,982,636)	$(2,242,454)
Net cash provided by (used in) operating activities	4,063,709	(551,847)
Net cash used in investing activities	-	(459)
Net cash provided by financing activities	262,000	1,398,400
Net change in cash, cash equivalents and restricted cash	$4,325,709	$846,094
Cash, cash equivalents and restricted cash, beginning of period	372,718	427,722
Cash, cash equivalents and restricted cash, end of period	$4,698,427	$1,273,816

Operating Activities

Net provided by operating activities for the six months ended March 31, 2026 was approximately $4.1 million. The amount was primarily comprised of a net loss of approximately $2.0 million, offset by stock-based compensation expense of approximately $1.2 million and a net change in assets and liabilities of approximately $4.9 million.

Net cash used in operating activities for the six months ended March 31, 2025 was approximately $0.6 million. The amount was primarily comprised of a net loss of $2.2 million, offset by stock-based compensation expense of approximately $1.4 million and the net change in assets and liabilities of approximately $0.2 million.

Investing Activities

There were no investing activities during the six months ended March 31, 2026.

During the six months ended March 31, 2025, we purchased equipment totaling $459.

Financing Activities

Net cash provided by financing activities for the six months ended March 31, 2026, consisted of sales of common shares resulting in net proceeds of approximately $0.2 million and cash received for stock option exercises of approximately $0.1 million, partially offset by $25,000 of payments on insurance premium financing payable.

Net cash provided from financing activities for the six months ended March 31, 2025 consisted solely of the continued private equity offering resulting in net proceeds of approximately $1.4 million.

Results of Operations

We are an early-stage company, and our historical results may not be indicative of our future results. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical or future results of operations.

Our financial results for the three and six months ended March 31, 2026 and 2025 are summarized as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025

Revenue	$568,000	$-	$625,000	$3,666,000
Cost of goods sold	434,000	-	482,900	3,598,000
Gross margin	$134,000	$-	142,100	68,000

Operating expenses:
General and administrative	1,464,001	1,404,996	2,124,736	2,310,454
Total operating expenses	1,464,001	1,404,996	2,124,736	2,310,454

Loss from operations	(1,330,001)	(1,404,996)	(1,982,636)	(2,242,454)

Net loss	$(1,330,001)	$(1,404,996)	$(1,982,636)	$(2,242,454)

Comparison of the three and six months ended March 31, 2026 and 2025

Revenue

Total revenue was $568,000 and $0 for the three months ended March 31, 2026 and 2025, respectively. Revenue increased by $568,000, or 100%, due to an increase in the number of products sold during the current period as compared to the prior comparable period. Revenue increased compared to the prior-year period primarily due to the timing of orders. We have continued to expand our sales pipeline, which we believe supports increased customer adoption and conversion of opportunities, and we expect revenue to improve as delayed transactions progress and deliveries occur. However, revenue may vary from period to period based on the timing of customer orders, deliveries, and customer acceptance, among other factors.

Total revenue was $625,000 and $3,666,000 for the six months ended March 31, 2026 and 2025, respectively. Revenue decreased by $3,041,000, or 83%, due to a reduction in the number of products sold during the current period as compared to the prior comparable period. Revenue decreased compared to the prior-year period primarily due to the timing of orders. Certain transactions expected to close during the quarter were delayed as customer decision-making and procurement cycles extended and supplier and inventory lead times lengthened, resulting in deliveries shifting into subsequent periods. We believe the revenue decrease is not indicative of underlying demand trends. We have continued to expand our sales pipeline, which we believe supports increased customer adoption and conversion of opportunities, and we expect revenue to improve as delayed transactions progress and deliveries occur. However, revenue may vary from period to period based on the timing of customer orders, deliveries, and customer acceptance, among other factors.

Cost of Sales

Total cost of sales was $434,000 and $0 for the three months ended March 31, 2026 and 2025, respectively. Cost of sales increased by $434,000 due to the increase in revenue.

Total cost of sales was $482,900 and $3,598,000 for the six months ended March 31, 2026 and 2025, respectively. Cost of sales decreased by $3,115,100, or 87%, due to the reduction in revenue.

Operating Expenses

Total operating expense was approximately $1.5 million and $1.4 million for the three months ended March 31, 2026 and 2025, respectively. Operating expense increased by approximately $59,000, or 4%, primarily due to increases in professional services expense of approximately $194,000, server space and energy of approximately $187,000, contract labor costs of approximately $166,000, salaries of approximately $90,000, commissions and fees of approximately of $59,000, software expense of approximately $41,000 and other expenses of approximately $68,000, partially offset by decreases in stock-based compensation of approximately $740,000 and travel and entertainment of approximately $6,000.

Total operating expense was approximately $2.1 million and $2.3 million for the six months ended March 31, 2026 and 2025, respectively. Operating expense decreased by approximately $186,000, or 8%, primarily due to decreases in stock-based compensation of approximately $938,000 and commissions & fees of approximately $10,000, partially offset by increases in contract labor of approximately $199,000, server space and energy storage of approximately $187,000, professional services expense of approximately $169,000, salaries expense of approximately $75,000, software expense of approximately $65,000, travel and entertainment of approximately $7,000 and other expenses of $60,000.

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

Based on this evaluation of our disclosure controls and procedures as of March 31, 2026, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2026, the Company entered into the following unregistered sales of equity securities:

●	Sold 280,000 shares of common stock for gross proceeds of $40,000 to certain accredited investors. The sale did not include any underwriting discounts or commissions and
●	Issued 2,009,379 shares of common stock upon the exercise of certain stock options

All of the securities described above were issued in reliance on the exemption from registration provided by Rule 506(b) of the Securities Act of 1933.

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

VERTICAL DATA INC.

Signature	Title	Date

/s/ Deven Soni		May 15, 2026
Deven Soni	(President and Chief Executive Officer)

/s/ Christopher Creatura		May 15, 2026
Christopher Creatura	(Chief Financial Officer)

