Form 10-Q
period 2026-06-30
Vertical Data Inc.
filed 2026-08-12
CIK 2033264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value

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

As of August 10, 2026, there were 13,645,342 shares of the registrant’s common stock outstanding.

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

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VERTICAL DATA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED AS OF JUNE 30, 2026 AND AUDITED AS OF SEPTEMBER 30, 2025)

	As of June 30,	As of September 30,
	2026	2025
ASSETS
Current assets:
Cash	$5,605,847	$372,718
Prepaid expenses and other current assets	4,332,653	144,994
Total current assets	9,938,500	517,712

Property and equipment, net	1,185	1,457

Total assets	$9,939,685	$519,169

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$21,693	$-
Accrued expenses	293,474	252,058
Contract liability	9,029,272	-
Other current liabilities	1,135,364	-
Total current liabilities	10,479,803	252,058
Total liabilities	10,479,803	252,058

Equity (deficit):
Common stock, $ 0.0001 par value, 100,000,000 shares authorized; 13,637,824 and 41,193,052 shares issued and outstanding at June 30, 2026 and September 30, 2025, respectively.	1,364	4,119
Additional paid in capital	6,855,010	4,433,669
Accumulated other comprehensive income	1,612	-
Accumulated deficit	(7,391,283)	(4,170,677)
Total Vertical Data Inc. (deficit) equity	(533,297)	267,111
Non-controlling interests	(6,821)	-
Total stockholders’ equity	(540,118)	267,111
Total liabilities and equity (deficit)	$9,939,685	$519,169

The accompanying notes are an integral part of these unaudited financial statements.

VERTICAL DATA INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025

Revenue	$247,212	$-	$872,212	$3,666,000
Cost of sales	-	-	482,900	3,598,000
Gross margin	$247,212	$-	389,312	68,000

Operating expenses:
General and administrative	1,492,287	798,085	3,617,023	3,108,539
Total operating expenses	1,492,287	798,085	3,617,023	3,108,539

Loss from operations	(1,245,075)	(798,085)	(3,227,711)	(3,040,539)

Net loss	(1,245,075)	(798,085)	(3,227,711)	(3,040,539)
Less: Net loss attributable to non-controlling interest	(7,105)	-	(7,105)	-
Net loss attributable to Vertical Data Inc. shareholders	$(1,237,970)	$(798,085)	$(3,220,606)	$(3,040,539)

Net loss per common share attributable to Vertical Data Inc.:
Basic and diluted	$(0.09)	$(0.02)	$(0.26)	$(0.08)

Weighted average common shares outstanding:
Basic and diluted	13,304,413	41,193,052	12,359,567	40,380,437

Comprehensive loss:
Net loss	(1,245,075)	(798,085)	(3,227,711)	(3,040,539)
Foreign currency translation	1,896	-	1,896	-
Comprehensive loss	(1,243,179)	(798,085)	(3,225,815)	(3,040,539)
Less: Comprehensive loss attributable to non-controlling interest	(6,821)	-	(6,821)	-
Comprehensive loss attributable to Vertical Data Inc. shareholders	$(1,236,358)	$(798,085)	$(3,218,994)	$(3,040,539)

The accompanying notes are an integral part of these unaudited financial statements.

VERTICAL DATA INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock			Accumulated Other Comprehensive	Accumulated	Total Vertical Data Inc. Stockholders’	Non-controlling	Total
	# of Shares	Amount	APIC	Income	Deficit	Equity	Interests	Equity

September 30, 2024	38,397,052	3,839	1,102,685	-	(350,599)	755,925	-	755,925
Issuance of common stock	2,186,000	219	1,093,181	-	-	1,093,400	-	1,093,400
Stock-based compensation	-	-	464,118	-	-	464,118	-	464,118
Net loss	-	-	-	-	(837,458)	(837,458)	-	(837,458)
December 31, 2024	40,583,052	4,058	2,659,984	-	(1,188,057)	1,475,985	-	1,475,985
Issuance of common stock	610,000	61	304,939	-	-	305,000	-	305,000
Stock-based compensation	-	-	980,614	-	-	980,614	-	980,614
Net loss	-	-	-	-	(1,404,996)	(1,404,996)	-	(1,404,996)
March 31, 2025	41,193,052	4,119	3,945,537	-	(2,593,053)	1,356,603	-	1,356,603
Stock-based compensation	-	-	343,643		-	343,643	-	343,643
Net loss	-	-	-		(798,085)	(798,085)	-	(798,085)
June 30, 2025	41,193,052	4,119	4,289,180	-	(3,391,138)	902,161	-	902,161

September 30, 2025	41,193,052	4,119	4,433,669	-	(4,170,677)	267,111	-	267,111
Issuance of common stock	364,000	36	181,964	-	-	182,000	-	182,000
Common stock cancellation	(31,752,690)	(3,175)	3,175	-	-	-	-	-
Employee stock-based compensation	-	-	266,076	-	-	266,076	-	266,076
Net loss	-	-	-	-	(652,635)	(652,635)	-	(652,635)
December 31, 2025	9,804,362	980	4,884,884	-	(4,823,312)	62,552	-	62,552
Issuance of common stock	280,000	28	104,771	-	-	104,799	-	104,799
Employee stock-based compensation	2,009,379	201	852,694	-	-	852,895	-	852,895
Non-employee stock-based compensation	-	-	51,533	-	-	51,533	-	51,533
Net loss	-	-	-	-	(1,330,001)	(1,330,001)	-	(1,330,001)
March 31, 2026	12,093,741	1,209	5,893,882	-	(6,153,313)	(258,222)	-	(258,222)
Issuance of common stock	-	-	355,000	-	-	355,000	-	355,000
Employee stock-based compensation	1,441,018	145	606,138	-	-	606,283	-	606,283
Non-employee stock-based compensation	103,065	10	(10)	-	-	-	-	-
Foreign currency translation	-	-	-	1,612	-	1,612	284	1,896
Net loss	-	-	-	-	(1,237,970)	(1,237,970)	(7,105)	(1,245,075)
June 30, 2026	13,637,824	1,364	6,855,010	1,612	(7,391,283)	(533,297)	(6,821)	(540,118)

The accompanying notes are an integral part of these unaudited financial statements.

VERTICAL DATA INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(3,227,711)	$(3,040,539)
Adjustments to reconcile net (loss) income to net cash used in operating activities
Employee stock-based compensation	1,725,053	1,788,375
Non-employee stock-based compensation	51,533	-
Depreciation expense	272	240
Changes in operating assets and liabilities:
Prepaid expenses	(4,075,159)	(146,448)
Other current assets	-	664,000
Accounts payable	21,693	-
Accrued expenses	41,416	(135,275)
Contract liability	9,029,272	-
Other current liabilities	1,085,364	(219,370)
Net cash provided by (used in) operating activities	$4,651,733	$(1,089,017)

Cash flows from investing activities:
Purchase of property and equipment	-	(459)
Net cash used in investing activities	$-	$(459)

Cash flows from financing activities:
Issuance of common stock	642,000	1,398,400
Payments on insurance premium financing payable	(62,500)	-
Net cash provided by financing activities	$579,500	$1,398,400

Effect of foreign currency translation on cash	1,896	-

Net change in cash and cash equivalents	$5,233,129	$308,924
Cash and cash equivalents, beginning of period	372,718	427,722
Cash and cash equivalents, end of period	$5,605,847	$736,646

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,593	-
Supplemental disclosures of non-cash investing and financing activities:
Insurance premiums financed with issuance of a liability	112,500	-

The accompanying notes are an integral part of these unaudited financial statements.

VERTICAL DATA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

Vertical Data Inc. (the “Company”) was incorporated in Nevada on May 3, 2024 and has a fiscal year-end of September 30. The Company is primarily focused on the sale of artificial intelligence related hardware. The Company hopes to expand its service offerings in the future to include technology consulting, design and engineering, project management, systems integration, system installation and facilities management. The Company’s corporate office is located in Las Vegas, Nevada.

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

Basis of Presentation

The accompanying financial statements have been prepared using the accrual basis of accounting in accordance with generally accepted accounting principles (“GAAP”) promulgated in the United States of America. The financial statements include Vertical Data Inc. and its subsidiaries Vertical Data Nordica (“VD Nordica”) and VDCA Inc. as of June 30, 2026. VD Nordica and VDCA Inc. were established in Sweden and Canada, respectively, for the purpose of conducting business operations in those countries. To that extent, the company owns 85% of the outstanding shares of VD Nordica with the remaining 15% ownership presented as non-controlling interest on the face of our financial statements. Further, VDCA Inc. did not commence principal operations as of June 30, 2026. The Company’s fiscal year-end is September 30.

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

IT Equipment Sales

The Company’s IT equipment sales contracts with its customers currently contain a single performance obligation comprised solely of the sale of IT equipment. To that extent, the Company does not provide any installation or customization services at this time that might be considered a separate performance obligation. Further, as noted above, revenue is recognized at a point in time upon delivery of the equipment to the customer at the agreed upon location. The Company does not extend payment terms to its customers; payment for equipment is received via wire transfer at or before delivery. When the Company receives consideration from a customer in advance of transferring the equipment, the amount received is recorded as a contract liability and recognized as revenue upon delivery of the equipment to the customer at the agreed-upon location, which is the point at which control transfers.

During the interim period ended June 30, 2026, the Company recognized a $9.0 million customer prepayment primarily related to the future sale of computer equipment to the customer. The Company expects to recognize the amount to revenue during the period ended December 31, 2026.

Billing Service Revenue

The Company enters into arrangements under which it provides billing services on behalf of third-party vendors to end customers. Under such arrangements, the Company bills the end customer for the full amount of goods or services provided by the vendor, retains a portion of the amount billed as consideration for its billing services, and remits the remainder to the vendor. In accordance with ASC 606, the Company determined that it was the agent in these transactions and therefore recognized revenue on a net basis.

The Company’s revenue for the three and nine months ended June 30, 2026 disaggregated by service type was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025

IT hardware sales	$-	$-	$625,000	$3,666,000
Billing service revenue	247,212	-	247,212	-
Total revenue	$247,212	$-	$872,212	$3,666,000

Translation of Foreign Operations

The financial results and position of foreign operations whose functional currency is different from the Company’s presentation currency are translated as follows:

●	assets and liabilities are translated at period-end exchange rates prevailing at that reporting date;
●	equity is translated at historical exchange rates; and
●	income and expenses are translated at average exchange rates for the period.

Exchange differences arising on translation of foreign operations are recognized in accumulated other comprehensive loss in the consolidated financial statements. During the nine months ended June 30, 2026, the Company had one operating subsidiary with a functional currency other than the U.S. dollar.

The relevant translation rates are as follows:

		Period End June 30, 2026	Average 9 Months Ended June 30, 2026	Average 3 Months Ended June 30, 2026
USD	U.S. Dollar	1.0000	1.0000	1.0000
SEK	Swedish Krona	0.1031	0.1081	0.1067

Foreign Currency Transactions

Transactions denominated in currencies other than the functional currency of the applicable entity are initially recorded using the exchange rate in effect on the transaction date. Monetary assets and liabilities denominated in foreign currencies are remeasured at the applicable exchange rate at each reporting date. Foreign currency transaction gains and losses resulting from settlement of such transactions and from remeasurement of monetary assets and liabilities are recognized in the consolidated statements of operations in the period in which they arise.

Non-Controlling Interest

In accordance with ASC 810, Consolidation, the Company consolidates entities in which it has a controlling financial interest. Further, for less than wholly owned subsidiaries, the Company will present on the face of its consolidated financial statements i) the amounts of consolidated net income and consolidated comprehensive income and ii) the related amounts of each attributable to the parent and the noncontrolling interest.

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

Concentrations of Credit Risk, Customers and Vendors

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company maintains its cash balances with financial institutions which, at times, may exceed federally insured limits. The Company has not experienced any losses on such accounts and believes it is not exposed to significant credit risk related to its cash balances.

The Company’s revenues are concentrated among a limited number of customers. For the three months ended June 30, 2026, one customer accounted for approximately 100% of total revenue. For the nine months ended June 30, 2026, customers representing 10% or more of revenue accounted for 100% of total revenue. The loss of a significant customer or a material reduction in business with such customer could adversely affect the Company’s results of operations.

The Company also purchases equipment and services from a limited number of vendors. As of June 30, 2026, 100% of the Company’s vendor deposits were associated with one vendor. The Company’s operations may therefore be affected by its ability to obtain equipment and services from these vendors on acceptable terms and within required delivery timelines.

The Company operates primarily in the United States and, through its majority-owned subsidiary VD Nordica, has commenced operations in Sweden. For the three and nine months ended June 30, 2026, substantially all of the Company’s revenue was generated from customers located in United States. The Company’s foreign operations expose it to risks associated with foreign currency movements and operating in foreign jurisdictions.

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

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses consisted of the following:

	June 30, 2026	September 30, 2025
Prepaid commissions	$245,163	$132,625
Vendor deposits	3,999,990	-
Prepaid insurance	87,500	-
Other	-	12,369
Prepaid expenses and other current assets	$4,332,653	$144,994

As of June 30, 2026 and September 30, 2025, prepaid expenses totaled $4,332,653 and $144,994, respectively. Vendor deposits of $3,999,990 as of June 30, 2026 represent payments made to the Company’s equipment vendor for the purchase of equipment on behalf of its customers. The Company did not receive the equipment as of the June 30, 2026 balance sheet date.

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

Description	June 30, 2026	September 30, 2025
Tools, machinery, and equipment	$1,811	$1,811
Less – accumulated depreciation	(626)	(354)
Total property and equipment, net	$1,185	$1,457

Total depreciation expense was $91 and $272 for three and nine months ended June 30, 2026, respectively, and $90 and $240 for the three and nine months ended June 30, 2025, respectively.

5. ACCRUED EXPENSES

Accrued liabilities consisted of the following:

	June 30, 2026	September 30, 2025
Wages accrual	$9,000	$102,397
Expenses accrual	284,474	149,661
Total accrued liabilities	$293,474	$252,058

6. OTHER CURRENT LIABILITIES

	June 30, 2026	September 30, 2025
Payable to counterparty	$1,085,364	$-
Insurance premium financing payable	50,000	-
Total other current liabilities	$1,135,364	$-

Payable to Counterparty

During the three months ended June 30, 2026, the Company provided billing services on behalf of a third-party counterparty, which resulted in cash receipts from the end customer of $1,867,824. Of this amount, $247,212 was recognized as billing service revenue, $535,248 was remitted to the counterparty during the period, and the remaining $1,085,364 was recorded as a payable to the counterparty as of June 30, 2026. The Company remitted this payable balance to the counterparty during July 2026.

Insurance Premium Financing Payable

On January 30, 2026, the Company entered into a premium financing agreement to fund an annual Director and Officer (D&O) insurance policy. The agreement provided for a total financed amount of $112,500, representing the premium balance after a down payment of $37,500. The note carries a finance charge of $4,667, resulting in an initial total obligation of $117,167.

The note is payable in 9 equal monthly installments of $13,019, maturing on October 30, 2026. The total finance charge of $4,667 is amortized as interest expense over the term of the agreement within general and administrative in the statement of operations. As of June 30, 2026, the outstanding principal balance of this note, net of unamortized discount, was $50,000 and was included in other current liabilities in our consolidated interim balance sheet.

7. STOCKHOLDERS’ EQUITY

Upon formation, the authorized capital of the Company was 100,000,000 shares consisting of 100,000,000 shares of common stock, par value $0.0001.

Common Stock

The Company’s common shares do not include any dividend or liquidation preferences, participation rights, call prices or unusual voting rights.

Common Stock Sales

During the three months ended June 30, 2026, the Company sold 85,000 shares of Company stock for net proceeds of $255,000. The 85,000 shares of common stock were not issued as of the date of this filing.

During the three months ended the Company collected $100,000 for prior quarter common stock sales and issuances.

During the nine months ended June 30, 2026, the Company sold 729,000 shares of Company stock for net proceeds of $577,000. Of these 729,000 shares of common stock, 85,000 shares of common stock were not issued as of the date of this filing.

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

Stock Option Exercises

During the nine months ended June 30, 2026, 2,016,097 stock options were exercised at a weighted average exercise price of $0.03, resulting in proceeds of $65,000.

Common Stock Issued for Services

During the three months ended March 31, 2026, the Company entered into an agreement with a service provider for to settle an existing obligation through the future issuance of 103,065 shares resulting in the settlement of liabilities totaling $51,533. No gain or loss was recognized from recognition of the transaction. These 103,065 shares of common stock were issued during the three months ended June 30, 2026.

During the three months ended March 31, 2026, the Company entered into agreements with various service providers to settle existing obligations through the future issuance of 864,900 shares resulting in the settlement of liabilities totaling $432,450. No gain or loss was recognized from recognition of the transaction. These 864,900 shares were issued during the three months ended June 30, 2026.

During the three months ended March 31, 2026, the Company entered into agreements with two employees for the payment of bonuses through the future issuance of 360,000 shares resulting in the settlement of liabilities totaling $180,000. No gain or loss was recognized from the transaction. These 360,000 shares were issued during the three months ended June 30, 2026.

During the three months ended June 30, 2026, the Company entered into agreements with various service providers to settle existing obligations through the issuance of 59,400 shares resulting in the settlement of liabilities totaling $190,080. No gain or loss was recognized from recognition of the transaction.

During the three months ended June 30, 2026, the Company issued 150,000 shares of common stock in the form of a restricted stock awards to a service provider. This award vests over a period of twenty-four months in eight equal quarterly installments. The total grant date fair value of the award was $249,000 and is being expensed on a ratable basis over the vesting period.

8. SUBSEQUENT EVENTS

In accordance with ASC 855 Subsequent Events, the Company has evaluated events and transactions subsequent to June 30, 2026 through the date these financial statements were issued. Management did not identify any subsequent events that would require disclosure in these consolidated financial statements, other than the item described below.

Sale of Common Stock

Subsequent to June 30, 2026, the Company sold 762,802 shares of common stock for total proceeds of $2,313,372.

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

The results of operations for the interim period ended June 30, 2026, are not necessarily indicative of the results that may be expected for any other future period. The following discussion should be read in conjunction with the unaudited interim and annual financial statements and the notes thereto included in Company’s previously filed Form 10-K. Further, the Company’s Management Discussion and Analysis of Financial Condition and Results of Operations has been prepared in accordance with Item 303 of Regulation S-K.

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

The Company was incorporated in Nevada on May 3, 2024, and our corporate office is currently located in Las Vegas, Nevada. During the nine months ended June 30, 2026, the Company purchased an 85% ownership interest in VD Nordica. VD Nordica was established to assist in the development of data centers in Sweden and commenced principal operations during the three months ended June 30, 2026.

Liquidity and Capital Resources

The Company has funded its operations primarily through ongoing sales of equipment and GPU compute capacity to its customers and through private equity offerings to investors. During the nine months ended June 30, 2026, our common stock sales resulted in gross proceeds of approximately $0.9 million. Further, during July of 2026, the Company sold an additional 762,802 shares of common stock for total proceeds of $2,313,372. The Company plans to continue to fund its operations through private equity offerings as well as cash generated from its ongoing business operations.

The Company purchases equipment from certain suppliers to sell to its customers. However, as of June 30, 2026, the Company has not entered into any long-term commitments or contractual obligations with those suppliers to purchase equipment. Further, while the Company entered into a lease agreement during October of 2024, the agreement is on a month-to-month basis and we do not expect the agreement to have a material impact on our financial statements or results of operations.

Cash Flows

For the Nine Months Ended June 30, 2026

The following table summarizes the Company’s cash flows for the nine months ended June 30, 2026:

	Nine Months Ended June 30,
	2026	2025
Net loss	$(3,227,711)	$(3,040,539)
Net cash provided by (used in) operating activities	4,651,733	(1,089,017)
Net cash used in investing activities	-	(459)
Net cash provided by financing activities	579,500	1,398,400
Effect of foreign currency translation on cash	1,896	-
Net change in cash and cash equivalents	$5,233,129	$308,924
Cash and cash equivalents, beginning of period	372,718	427,722
Cash and cash equivalents, end of period	$5,605,847	$736,646

Operating Activities

Net cash provided by operating activities for the nine months ended June 30, 2026 was approximately $4.7 million. The amount was primarily comprised of a net loss of approximately $3.2 million, offset by stock-based compensation expense of approximately $1.8 million and a net change in assets and liabilities of approximately $6.1 million.

Net cash used in operating activities for the nine months ended June 30, 2025 was approximately $1.1 million. The amount was primarily comprised of a net loss of $3.0 million, offset by stock-based compensation expense of approximately $1.8 million and the net change in assets and liabilities of approximately $0.1 million.

Investing Activities

There were no investing activities for the nine months ended June 30, 2026.

The Company’s investing activities for the nine months ended June 30, 2025 were not material.

Financing Activities

Net cash provided by financing activities for the nine months ended June 30, 2026, consisted of sales of common stock resulting in net proceeds of approximately $0.6 million and cash received for stock option exercises of approximately $0.1 million, partially offset by $62,500 of payments on the insurance premium financing payable.

Net cash provided by financing activities for the nine months ended June 30, 2025 consisted solely of sales of common stock resulting in net proceeds of approximately $1.4 million.

Results of Operations

We are an early-stage company, and our historical results may not be indicative of our future results. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical or future results of operations.

Our financial results for the three and nine months ended June 30, 2026 and 2025 are summarized as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025

Revenue	$247,212	$-	$872,212	$3,666,000
Cost of sales	-	-	482,900	3,598,000
Gross margin	$247,212	$-	$389,312	$68,000

Operating expenses:
Contract labor	-	245,050	234,066	615,406
Professional services	191,299	80,102	514,639	234,661
Server space & energy	-	-	187,047	-
Salaries	-	45,000	-	150,000
Travel and entertainment	140,761	34,707	231,533	118,228
Stock-based compensation	755,302	343,643	1,776,586	1,788,375
Software expense	82,694	17,891	167,072	36,896
Commissions and fees	-	159	58,520	68,264
Other	322,231	31,533	447,560	96,709
Total operating expenses	1,492,287	798,085	3,617,023	3,108,539

Loss from operations	(1,245,075)	(798,085)	(3,227,711)	(3,040,539)

Net loss	$(1,245,075)	$(798,085)	$(3,227,711)	$(3,040,539)

Comparison of the three and nine months ended June 30, 2026 and 2025

Revenue

Total revenue was $247,212 and $0 for the three months ended June 30, 2026 and 2025, respectively. Revenue increased by $247,212, driven by billing services provided to a customer during the current period that were not provided in the comparative period. There were no equipment sales during either the current or comparative period.

Total revenue was $872,212 and $3,666,000 for the nine months ended June 30, 2026 and 2025, respectively. Revenue decreased by $2,793,788, or 76%, due to a reduction in the number of products sold during the current period as compared to the prior comparable period, partially offset by billing services revenue during the current period of $247,212. Revenue decreased compared to the prior-year period primarily due to the timing of orders. Certain transactions expected to close during the quarter were delayed as customer decision-making and procurement cycles extended and supplier and inventory lead times lengthened, resulting in deliveries shifting into subsequent periods. We believe the revenue decrease is not indicative of underlying demand trends. We have continued to expand our sales pipeline, which we believe supports increased customer adoption and conversion of opportunities, and we expect revenue to improve as delayed transactions progress and deliveries occur. However, revenue may vary from period to period based on the timing of customer orders, deliveries, and customer acceptance, among other factors.

Cost of Sales

Total cost of sales was $0 for the three months ended June 30, 2026 and 2025, respectively, as there were no equipment sales during either of these periods.

Total cost of sales was $482,900 and $3,598,000 for the nine months ended June 30, 2026 and 2025, respectively. Cost of sales decreased by $3,115,100, or 87%, due to the reduction in equipment sales.

Operating Expenses

Total operating expense was approximately $1.5 million and $0.8 million for the three months ended June 30, 2026 and 2025, respectively. Operating expense increased by approximately $0.7 million, or 87%, primarily due to increases in stock-based compensation of approximately $412,000, professional services expense of approximately $111,000, travel and entertainment expense of $106,000, software expense of approximately $65,000 and other expenses of approximately $291,000, partially offset by decreases in salaries expense of approximately $45,000 and contract labor costs of approximately $245,000.

Total operating expense was approximately $3.6 million and $3.1 million for the nine months ended June 30, 2026 and 2025, respectively. Operating expense increased by approximately $0.5 million, or 16%, primarily due to increases in professional services expense of approximately $280,000, server space and energy storage of approximately $187,000, software expense of approximately $130,000, travel and entertainment expense of approximately $113,000 and other expense of approximately $351,000, partially offset by decreases in commissions and fees of approximately $10,000, contract labor costs of approximately $381,000, salaries expense of $150,000 and stock-based compensation expense of approximately $12,000.

Critical Accounting Estimates

Please refer to our 2025 Form 10-K filed with the Securities and Exchange Commission on December 29, 2025. There have been no material changes in the Company’s Critical Accounting Estimates as compared to our most recent fiscal year ended September 30, 2025.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on this evaluation of our disclosure controls and procedures as of June 30, 2026, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company currently is not a party to any legal proceedings and, to the Company’s knowledge; no such proceedings are threatened or contemplated.

ITEM 1A. RISK FACTORS

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2026, the Company entered into the following unregistered sales of equity securities:

●	Sold 85,000 shares of common stock for gross proceeds of $255,000 to certain accredited investors. The sale did not include any underwriting discounts or commissions

●	Issued 1,544,083 shares of common stock for employee and non-employee stock based compensation.

●	Granted 430,000 stock options for employee and non-employee stock based compensation

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

VERTICAL DATA INC.

Signature	Title	Date

/s/ Deven Soni		August 12, 2026
Deven Soni	(President and Chief Executive Officer)

/s/ Christopher Creatura		August 12, 2026
Christopher Creatura	(Chief Financial Officer)

